Form 10-K405/A
period 1996-12-31
CONCENTRA MANAGED CARE INC
filed 1997-07-31
CIK 1038528

                          SECURITIES AND EXCHANGE COMMISSION

                                 Washington D.C. 20549

                                      FORM 10-K/A


                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                       For the fiscal year ended December 31, 1996
                                Commission file 02-25856

                                   CRA MANAGED CARE, INC.
                  (Exact name of Registrant as specified in its charter)

         Massachusetts                                04-2658593
(State or other jurisdiction of          (I.R.S. employer identification No.)
 incorporation or organization)


        312 Union Wharf, Boston Massachusetts                      02109
        (Address of principal executive offices)                 (Zip code)
(Registrant's telephone number, including area code)

                               (617) 367-2163
      Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes /X/ No/ /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/.

The aggregate market value of the voting stock held by non-affiliates of the Registrant totaled $313,209,000 (based on the closing price of the Company's Common Stock on The Nasdaq National Market on March 19, 1997).

As of March 19, 1997, the Registrant had outstanding an aggregate of 8,961,985 shares of its Common Stock, $.01 par value.

                 DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Registrant's 1996 Annual Report to Stockholders are incorporated by reference into Part II and IV of this report.

Certain parts of the Registrant's definitive Proxy Statement dated April 4, 1997 are incorporated by reference into Part III of this report.

This Form 10-K/A is being filed solely to file the amended Exhibit 13 attached hereto. Accordingly, the remainder of the Registrant's Form 10-K as originally filed is unaffected by this filing.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of July, 1997.

                                   CRA MANAGED CARE, INC.

                                   By: /s/ Joseph F. Pesce
                                   --------------------------
                                   Joseph F. Pesce
                                   Senior Vice President-Finance and
                                   Administration, Chief Financial
                                   Officer and Treasurer
                                   (Principal Financial and Accounting Officer)