Form 10-Q
period 1997-09-30
CONCENTRA MANAGED CARE INC
filed 1997-11-14
CIK 1038528

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-Q

    {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1997

                                       OR

    { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                   EXCHANGE ACT OF 1934

    Commission file 000-22751

                            CONCENTRA MANAGED CARE, INC.
           (Exact name of registrant as specified in its charter)


         Delaware                              04-3363415
(State or other jurisdiction of            (I.R.S. employer identification No.)
incorporation or organization)

312 Union Wharf, Boston Massachusetts               02109
(Address of principal executive offices)         (Zip code)


    Registrant's telephone number, including area code: (617) 367-2163

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                            Yes {X}    No { }

At September 30, 1997, the registrant had outstanding an aggregate of 38,169,915 shares of its Common Stock, $.01 par value.

                         Concentra Managed Care, Inc.

                                     INDEX



                                                                                                                     PAGE
                                                                                                                     ----
PART I. FINANCIAL INFORMATION

Consolidated Balance Sheets at December 31, 1996 and September 30, 1997 (Unaudited).................................  3

Consolidated Statements of Operations (Unaudited) for the Three and Nine Months ended September 30, 1996  and 1997..  4

Consolidated Statements of Cash Flow (Unaudited) for the Nine Months Ended September 30, 1996 and 1997..............  5

Notes to Consolidated Financial Statements (Unaudited)..............................................................  6

Management's Discussion and Analysis of Financial Condition and Results of Operations...............................  8


PART II. OTHER INFORMATION.......................................................................................... 12

Signature........................................................................................................... 13

EXHIBIT INDEX....................................................................................................... 14

                                       2

                          Concentra Managed Care, Inc.
                          CONSOLIDATED BALANCE SHEETS
             DECEMBER 31, 1996 AND SEPTEMBER 30, 1997 (UNAUDITED)

                                                                                      DECEMBER       SEPTEMBER
ASSETS                                                                                31, 1996        30, 1997
------
CURRENT ASSETS:
 Cash and cash equivalents.......................................................  $   56,056,000  $   19,747,000
 Short-term investments..........................................................      12,045,000        --
 Accounts receivable, net........................................................      75,145,000     109,587,000
 Prepaid expenses and prepaid taxes..............................................       8,025,000      15,177,000
                                                                                   --------------  --------------
   Total current assets..........................................................     151,271,000     144,511,000
PROPERTY AND EQUIPMENT, NET......................................................      44,564,000      58,682,000
GOODWILL AND OTHER INTANGIBLES, NET..............................................     155,140,000     218,590,000
OTHER ASSETS.....................................................................       7,772,000       3,293,000
                                                                                   --------------  --------------
                                                                                   $  358,747,000  $  425,076,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Revolving credit facility.......................................................  $    5,700,000  $   39,000,000
 Current portion of long-term debt...............................................         940,000         522,000
 Accounts payable and accrued expenses...........................................      29,015,000      57,264,000
                                                                                   --------------  --------------
   Total current liabilities.....................................................      35,655,000      96,786,000
LONG-TERM DEBT...................................................................      99,089,000      98,511,000
LONG-TERM DEFERRED TAX AND OTHER LIABILITIES.....................................      14,884,000      18,853,000
STOCKHOLDERS' EQUITY :
 Common stock....................................................................         373,000         382,000
 Paid-in-capital.................................................................     234,207,000     241,025,000
 Retained deficit................................................................     (25,461,000)    (30,481,000)
                                                                                   --------------  --------------
   Total stockholders' equity....................................................     209,119,000     210,926,000
                                                                                   --------------  --------------
                                                                                   $  358,747,000  $  425,076,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

The accompanying notes are an integral part of these consolidated financial statements.

                           Concentra Managed Care, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                     ----------------------------  -----------------------------
                                                         1996           1997           1996            1997
                                                     -------------  -------------  -------------  --------------
REVENUE:
 Field case management.............................  $  30,130,000  $  35,150,000  $  88,900,000  $  102,171,000
 Specialized cost containment......................     15,918,000     29,441,000     42,132,000      78,039,000
                                                     -------------  -------------  -------------  --------------
   Managed care services...........................     46,048,000     64,591,000    131,032,000     180,210,000
 Health services...................................     46,917,000     55,968,000    127,345,000     155,016,000
                                                     -------------  -------------  -------------  --------------
   Total revenue...................................     92,965,000    120,559,000    258,377,000     335,226,000
COST OF SERVICES:
 Managed care services.............................     37,646,000     51,675,000    107,649,000     145,375,000
 Health services...................................     34,655,000     40,009,000     97,268,000     114,225,000
                                                     -------------  -------------  -------------  --------------
   Total cost of services..........................     72,301,000     91,684,000    204,917,000     259,600,000
                                                     -------------  -------------  -------------  --------------
   Total gross profit..............................     20,664,000     28,875,000     53,460,000      75,626,000
General and administrative expenses................      7,821,000      9,351,000     22,556,000      26,903,000
Amortization of intangibles........................        877,000      1,348,000      2,381,000       3,658,000
Non-recurring charge...............................       --           38,625,000       --            38,625,000
                                                     -------------  -------------  -------------  --------------
   Operating income (loss).........................     11,966,000    (20,449,000)    28,523,000       6,440,000
Interest expense...................................        612,000      2,525,000      2,211,000       6,370,000
Interest income....................................       (432,000)      (582,000)      (596,000)     (2,214,000)
Other, net.........................................        338,000        226,000        634,000       1,035,000
                                                     -------------  -------------  -------------  --------------
Income (loss) before income taxes..................     11,448,000    (22,618,000)    26,274,000       1,249,000
Provision (benefit) for income taxes...............      4,312,000     (3,389,000)    10,183,000       5,999,000
                                                     -------------  -------------  -------------  --------------
Net income (loss)..................................  $   7,136,000   ($19,229,000) $  16,091,000     ($4,750,000)
                                                     -------------  -------------  -------------  --------------
                                                     -------------  -------------  -------------  --------------
Primary earnings (loss) per share..................  $        0.19         ($0.49) $        0.44          ($0.12)
                                                     -------------  -------------  -------------  --------------
                                                     -------------  -------------  -------------  --------------
Weighted average shares outstanding................     38,426,000     39,270,000     36,736,000      38,796,000
                                                     -------------  -------------  -------------  --------------
                                                     -------------  -------------  -------------  --------------

The accompanying notes are an integral part of these consolidated financial statements.

                           Concentra Managed Care, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997 (UNAUDITED)

                                                                                           1996          1997
                                                                                      -------------  -------------
CASH FLOWS FROM OPERATIONS:
Net income (loss)...................................................................  $  16,091,000    ($4,750,000)
 Items not requiring cash:
  Depreciation of property and equipment............................................      4,624,000      7,468,000
  Amortization of goodwill and other intangibles....................................      2,381,000      3,658,000
  Amortization and write-off of start-up costs......................................        224,000      2,850,000
 Change in assets and liabilities:
  Accounts receivable...............................................................    (13,121,000)   (44,233,000)
  Prepaid expenses, prepaid income taxes and other assets...........................       (722,000)    (5,313,000)
  Accounts payable, accrued expenses and income taxes...............................      4,355,000     40,273,000
                                                                                      -------------  -------------
   Cash flows from (used for) operations............................................     13,832,000        (47,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in acquisitions, net of cash acquired...................................    (31,886,000)   (69,524,000)
 Purchase of property and equipment.................................................    (15,735,000)   (16,945,000)
 Sale of short-term investments.....................................................       --           12,045,000
                                                                                      -------------  -------------
   Cash flows used for investing activities.........................................    (47,621,000)   (74,424,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under the credit facility...........................................     (4,300,000)    33,300,000
 Payment on the Junior Subordinated Notes...........................................     (5,000,000)      --
 Proceeds from the issuance of long-term debt.......................................     19,347,000      1,438,000
 Payments for equity issuance costs.................................................       (168,000)      --
 Payment on long-term debt and capital Leases.......................................     (1,816,000)       (49,000)
 Payment of dividends...............................................................     (1,445,000)      --
 Net proceeds from sale of common stock.............................................     51,840,000       --
 Proceeds from the sale of common stock under employee
  stock purchase plan, stock option plans, and warrants.............................      4,673,000      3,473,000
                                                                                      -------------  -------------
   Cash flows from financing activities.............................................     63,131,000     38,162,000
                                                                                      -------------  -------------
NET INCREASE (DECREASE) IN CASH.....................................................     29,342,000    (36,309,000)
                                                                                      -------------  -------------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR........................................     10,740,000     56,056,000
                                                                                      -------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD............................................  $  40,082,000  $  19,747,000
                                                                                      -------------  -------------
                                                                                      -------------  -------------

The accompanying notes are an integral part of these consolidated financial statements.

                      Concentra Managed Care, Inc.
                     Notes to Financial Statements
                             (Unaudited)

    The accompanying unaudited financial statements have been prepared by Concentra Managed Care, Inc. (the "Company" or "Concentra Managed Care") pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (all of which are of a normal recurring nature, with the exception of the non-recurring charge) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with the annual financial statements and, accordingly, should be read in conjunction with the attached Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and footnotes for the year ended December 31, 1996 included in CRA Managed Care, Inc. ("CRA") and OccuSystems, Inc. ("OccuSystems") Form 10-Ks filed with the Securities and Exchange Commission during March of 1997 and the Company's Form S-4 filed with the Securities and Exchange Commission on July 31, 1997.

(1) BASIS OF PRESENTATION

    On August 29, 1997, Concentra Managed Care, a corporation owned by CRA and OccuSystems, CRA and OccuSystems merged pursuant to an Agreement and Plan of Reorganization (the "Reorganization Agreement") dated April 21, 1997. The Reorganization Agreement provided for the simultaneous mergers (the "Mergers") (i) of OccuSystems with and into Concentra Managed Care, with Concentra Managed Care as the surviving corporation of such merger and (ii) of a newly-formed subsidiary of Concentra Managed Care into CRA, with CRA as the surviving corporation of such merger. As a result of these mergers, CRA changed its name to Concentra Managed Care Services, Inc. ("Managed Care Services") and OccuCenters, Inc., the operating subsidiary of OccuSystems, changed its name to Concentra Health Services, Inc. ("Health Services"). The Mergers were a tax-free stock for stock exchange accounted for as a pooling of interests. The outstanding shares of CRA and OccuSystems were exchanged for new shares in Concentra Managed Care in the Mergers. The 22,022,378 outstanding shares of OccuSystems were exchanged one for one for shares of Concentra Managed Care common stock while the 9,013,906 outstanding shares of CRA were exchanged for 16,098,836 shares of Concentra Managed Care common stock, representing a conversion ratio 1.786 to 1.0.

(2) CREDIT FACILITY

    On September 4, 1997, the Company entered into a new $100,000,000 senior credit facility (the "Credit Facility") with a syndicate of five banks. Interest on borrowings under the Credit Facility is payable, at the Company's option, at the bank's prime rate, or LIBOR plus an additional percentage of up to 1.25%, depending on certain financial criteria. This Credit Facility replaces a $60,000,000 credit facility that CRA had prior to the Mergers and a $60,000,000 credit facility that OccuSystems had prior to the Mergers.

                          Concentra Managed Care, Inc.
                         Notes to Financial Statements
                                 (Unaudited)

(3) PRO FORMA EARNINGS PER SHARE UNDER PENDING ACCOUNTING STANDARD

    The Financial Accounting Standards Board issued Statement of Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share which supersedes Accounting Opinion Bulletin No. 15. SFAS 128 establishes new accounting standards for the presentation of earnings per share whereby primary earnings per share is replaced with "Basic Earnings Per Share" and fully diluted earnings per share is now called "Diluted Earnings Per Share". Under SFAS 128, Basic Earnings Per Share is computed by dividing reported earnings available to common stockholders by weighted average common shares outstanding and Diluted Earnings Per Share computes the effect of all other outstanding common stock equivalents under the treasury stock method. SFAS 128 is effective for quarterly and annual periods ending after December 15, 1997. Had the Company adopted SFAS 128, Basic Earning Per Share and Diluted Earnings Per Share would have been as shown in the following table. Diluted Earning Per Share for the three and nine months ended September 30, 1997 have not been shown as they are anti-dilutive.

                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                SEPTEMBER 30,                SEPTEMBER 30,
                                                         ---------------------------  ---------------------------
                                                             1996          1997           1996           1997
                                                         ------------  -------------  -------------  ------------
Basic Earnings per Share:
 Net income (loss) available to shareholders...........  $  7,136,000   ($19,229,000) $  16,091,000   ($4,750,000)
                                                         ------------  -------------  -------------  ------------
                                                         ------------  -------------  -------------  ------------
 Average shares of common stock outstanding............    37,200,000     38,027,000     34,995,000    37,734,000
                                                         ------------  -------------  -------------  ------------
                                                         ------------  -------------  -------------  ------------
 Basic Earnings (loss) per Share.......................  $       0.19         ($0.51) $        0.46        ($0.13)
                                                         ------------  -------------  -------------  ------------
                                                         ------------  -------------  -------------  ------------
Diluted Earnings per Share:

 Net income available to shareholders..................  $  7,136,000                 $  16,091,000
 Interest on common stock equivalents, net of tax......         8,000                       179,000
                                                         ------------                 -------------
  Diluted net income...................................     7,144,000                    16,270,000
                                                         ------------                 -------------
                                                         ------------                 -------------
 Average shares of common stock outstanding............    37,200,000                    34,995,000

 Dilutive options and warrants.........................     1,226,000                     1,741,000

 Dilutive convertible debentures.......................        95,000                       138,000
                                                         ------------                 -------------
   Diluted shares of common stock and equivalents......    38,521,000                    36,874,000
                                                         ------------                 -------------
                                                         ------------                 -------------
 Diluted Earnings per Share............................  $       0.19                 $        0.44
                                                         ------------                 -------------
                                                         ------------                 -------------

                          Concentra Managed Care, Inc.
   Management's Discussion and Analysis of Financial Condition and Results
                                of Operations

    This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and footnotes for the nine months ended September 30, 1997 and the year ended December 31, 1996 contained in the CRA Managed Care, Inc. and OccuSystems, Inc. Form 10-Ks filed with the Securities and Exchange Commission during March of 1997 and the Company's Form S-4 filed with the Securities and Exchange Commission on July 31, 1997.

OVERVIEW

    Managed Care Services provides field case management and specialized cost containment services designed to reduce workers' compensation costs. Field case management services involve working on a one-on-one basis with injured employees and their various health care professionals, employers and insurance company adjusters to assist in maximizing medical improvement and, where appropriate, to expedite return to work. Historically, the Company's field case management revenue growth has resulted from both local market share gains as well as geographic office expansion. The Company believes that its field case management office network is of sufficient size to serve adequately the needs of its nationwide customers. As a result, the Company anticipates opening open only a few new field case management offices per year to satisfy client needs in selected regions. Since 1990, the Company has also offered specialized cost containment services. Specialized cost containment services include utilization management, telephonic case management, and retrospective bill review services that are designed to reduce the cost of workers' compensation claims and automobile accident injury claims. Managed Care Services has experienced a significant amount of growth in its specialized cost containment services by virtue of the following acquisitions: 1) FOCUS HealthCare Management, Inc. ("FOCUS") on April 2, 1996, 2) QMC3, Inc. ("QMC3") on May 29, 1996, 3) Prompt Associates, Inc. ("Prompt") on October 29, 1996 and 4) First Notice Systems, Inc. ("FNS"), on June 4, 1997.

    Health Services manages occupational healthcare centers at which it provides support personnel, marketing, information systems, and management services to its affiliated physicians. Health Services owns all of the operating assets of the occupational healthcare centers, including leasehold interests and medical equipment. Health Services derives its net patient service revenues primarily from the diagnosis, treatment and management of work-related injuries and illnesses and from other occupational healthcare services such as employment-related physical examinations, drug and alcohol testing, functional capacity testing and other related programs. Health Services rapid growth has resulted primarily from acquisitions of practices principally engaged in occupational healthcare. For the nine month period ended September 30, 1997, Health Services derived 63.6% of its net revenues from the treatment of work-related injuries and illnesses and 36.4% of its net revenues from non-injury related medical services.

                          Concentra Managed Care, Inc.
   Management's Discussion and Analysis of Financial Condition and Results
                                of Operations

    The following table provides certain information concerning the Company's service locations:

                                                                                      YEARS ENDED DECEMBER        NINE
                                                                                                                 MONTHS
                                                                                              31,                 ENDED
                                                                                      --------------------    SEPTEMBER 30,
                                                                                        1995       1996           1997
                                                                                      ---------  ---------  -----------------
Service locations at the end of the period:

 Field case management..............................................................        110        118            122
 Cost containment services..........................................................         50         70             83
 Medical centers (1) (2)............................................................         71        109            122

Physician practices acquired during the period(2)(3)................................         24         32              6

Physician practices developed during the period.....................................          3         10              8

Number of affiliated physicians at the end of the period(2).........................        129        196            217
Medical centers--same market growth(4)..............................................       12.2%      10.7%          10.7%

(1) Does not include the assets of practices which were acquired and subsequently divested or consolidated into existing centers within a market.
(2) Does not include the purchase of 16 occupational medical centers, or 32 affiliated physicians, in five states from Vencor, Inc. on September 30, 1997. This acquisition expands the Company's network of occupational health centers to three new states and four new markets.
(3) Represents the assets of practices which were acquired during each period presented and not subsequently divested.
(4) Same market revenue growth sets forth the aggregate net change from the prior period for all markets in which the Company has operated for longer than one year (excluding revenue growth due to acquisitions of additional centers).

REVENUES

    Revenues increased 29.7% in the third quarter of 1997 to $120,559,000 from $92,965,000 in the third quarter of 1996. Field case management revenues increased 16.7% in the third quarter of 1997 to $35,150,000 from $30,130,000 in the third quarter of 1996, specialized cost containment revenues increased 85.0% in the third quarter of 1997 to $29,441,000 from $15,918,000 in the third quarter of 1996, while health services increased 19.3% in the third quarter of 1997 to $55,968,000 from $46,917,000 in the third quarter of 1996.

    Revenues increased 29.7% for the nine months of 1997 to $335,226,000 from $258,377,000 for the nine months of 1996. Field case management revenues increased 14.9% for the nine months of 1997 to $102,171,000 from $88,900,000 for the nine months of 1996, specialized cost containment revenues increased 85.2% for the nine months of 1997 to $78,039,000 from $42,132,000 for the nine months of 1996, while health services increased 21.7% for the nine months of 1997 to $155,016,000 from $127,345,000 for the nine months of 1996.

    The field case management revenue growth is primarily attributable to growth in revenues from existing service locations and the opening of 12 offices subsequent to December 31, 1995. The specialized cost containment revenue growth is largely attributable to the acquisition of FOCUS, QMC3, Prompt and FNS. Excluding these acquisitions, cost containment revenues for the nine months ended September 30, 1997 would have increased approximately 41.3% over 1996. This revenue increase is attributable to growth in retrospective bill review, telephonic case management and claims review services in existing service locations and the addition of 25 service locations subsequent to December 31, 1995, excluding the service locations associated with the FOCUS, QMC3, Prompt and FNS acquisitions. The health services revenue growth resulted from the acquisition of practices, development of sites in new markets, an increase of business in existing markets, as well as an increase in consulting and other ancillary services.

                       Concentra Managed Care, Inc.
     Management's Discussion and Analysis of Financial Condition and Results
                                of Operations

COST OF SERVICES

    Total cost of services increased 26.8% in the third quarter of 1997 to $91,684,000 from $72,301,000 in the third quarter of 1996. Managed care services cost of services increased 37.3% in the third quarter of 1997 to $51,675,000 from $37,646,000 in the third quarter of 1996 while health services increased 15.4% in the third quarter of 1997 to $40,009,000 from $34,655,000 in the third quarter of 1996.

    Total cost of services as a percentage of revenue decreased to 76.1% in the third quarter of 1997 compared to 77.8% in the third quarter of 1996. Managed care services cost of services as a percentage of revenue decreased to 80.0% in the third quarter of 1997 compared to 81.8% in the third quarter of 1996, while health services cost of services as a percentage of revenue decreased to 71.5% in the third quarter of 1997 compared to 73.9% in the third quarter of 1996.

    Total cost of services increased 26.7% in the nine months of 1997 to $259,600,000 from $204,907,000 in the nine months of 1996. Managed care services cost of services increased 35.0% in the nine months of 1997 to $145,375,000 from $107,649,000 in the nine months of 1996 while health services increased 17.4% in the nine months of 1997 to $114,225,000 from $97,268,000 in the nine months of 1996.

    Total cost of services as a percentage of revenue decreased to 77.4% in the nine months of 1997 compared to 79.3% in the nine months of 1996. Managed care services cost of services as a percentage of revenue decreased to 80.7% in the nine months of 1997 compared to 82.2% in the nine months of 1996 while health services cost of services as a percentage of revenue decreased to 73.7% in the nine months of 1997 compared to 76.4% in the nine months of 1996.

    Managed care services has seen improvement in gross margin primarily resulting from a shift in its services revenue mix towards specialized cost containment services, including the services provided by FOCUS, QMC3, Prompt and FNS, which historically have had higher gross profit margins than revenues derived from field case management. Health services gross profit margin improvement has resulted from the practices acquired and developed prior to 1997 having increased gross profit margins, partially offset by lower margins or recent practices acquired or developed. As certain functions are consolidated and other staff-related changes occur, coupled with increased patient volume, the margins of acquired or developed practices have tended to improve over time.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses increased 19.6% in the third quarter of 1997 to $9,351,000 from $7,821,000 in the third quarter of 1996, or 7.8% and
8.4% as a percentage of revenue for the third quarter of 1997 and 1996, respectively. General and administrative expenses increased 19.3% for the nine months of 1997 to $26,903,000 from $22,556,000 for the nine months of 1996, or 8.0% and 8.7% as a percentage of revenue for the nine months of 1997 and 1996, respectively. The increase in general and administrative expenses in 1997 was due primarily to expenses associated with acquisitions and the continued investment in the information, services and technology group.

AMORTIZATION OF INTANGIBLES

    Amortization of intangibles increased 53.7% in the third quarter of 1997 to $1,348,000 from $877,000 in the third quarter of 1996, or 1.1% and 0.9% as a percentage of revenue for the third quarter of 1997 and 1996, respectively. Amortization of intangibles increased 53.6% for the nine months of 1997 to $3,658,000 from $2,381,000 for the nine months of 1996, or 1.1% and 0.9% as a percentage of revenue for the nine months of 1997 and 1996, respectively. This increase is the result of amortizing additional intangible assets such as goodwill, customer lists and assembled workforces primarily associated with the purchase of FOCUS , Prompt and FNS by Managed Care Services and various smaller acquisitions by Health Services.

                           Concentra Managed Care, Inc.
   Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations

NON-RECURRING CHARGE

    The Company recorded a non-recurring charge of $38,625,000 associated with the merger of CRA Managed Care, Inc. and OccuSystems, Inc. The charges incurred were approximately $13,500,000 for professional fees and services, $7,500,000 in costs associated with personnel reductions, $9,000,000 in facility consolidations and closings, $5,600,000 associated with conforming accounting policies related to the capitalization of deferred start-up costs and other items and $3,025,000 of other merger and transitional costs.

INTEREST EXPENSE

    Interest expense increased $1,913,000 in the third quarter of 1997 to $2,525,000 from $612,000 in the third quarter of 1996 while interest expense increased $4,159,000 for the nine months of 1997 to $6,370,000 from $2,211,000 for the nine months of 1996 due primarily to increased outstanding borrowings under the credit facilities to finance acquisitions and to the issuance of $97,800,000 of 6% convertible subordinated notes in December, 1996.

INTEREST INCOME

    Interest income increased $150,000 in the third quarter of 1997 to $582,000 from $432,000 in the third quarter of 1996 while interest income increased $1,618,000 for the nine months of 1997 to $2,214,000 from $596,000 for the nine months of 1996 due primarily to the investment of excess cash associated with the issuance of the 6% Convertible Subordinated Notes until utilized to repay borrowings under the Company's credit facilities.

OTHER EXPENSE

    Other expense decreased $112,000 in the third quarter of 1997 to $226,000 from $338,000 in the third quarter of 1996 primarily due to the write-off of deferred start-up costs which was included as part of the non-recurring charge. Other expense increased $401,000 for the nine months of 1997 to $1,035,000 from $634,000 for the nine months of 1996 due primarily to minority interests in certain joint ventures.

PROVISION FOR INCOME TAXES

    The Company's (benefit) provision for income taxes in the third quarter and nine months of 1997 was $(3,389,000) and $5,999,000, respectively. Excluding the tax effects of the non-recurring charge, the effective tax rate would have been 38.7% and 39.1% for the third quarter and nine months of 1997. The above disparity in effective rate versus (benefit) provision is the result of the impact of the non-deductibility of certain fees and expenses associated with the merger. The Company expects to continue to provide for its taxes at an effective tax rate of approximately 39%-40% for the remainder of the year.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows used for operations was $47,000 for the first nine months of 1997 and cash flow generated from operations was $13,832,000 for the first nine months of 1996. During the first nine months of 1997, working capital increased $9,273,000 due primarily to an increase in accounts receivable of $44,233,000 and an increase in prepaid expenses and other assets of $5,313,000 offset by an increase in accounts payable, accrued expenses and income taxes of $40,273,000. Accounts receivable increased due to continued revenue growth while accounts payable increased due to the timing of payments and the remaining obligations relating to the non-recurring charge in the third quarter. The Company utilized net cash of $69,524,000 in connection with the acquisition of FNS, the purchase of 16 occupational medical centers from Vencor, Inc., and other acquisitions. The Company also utilized $16,945,000 of cash to purchase property and equipment during the first nine months of 1997, the majority of which was spent on new computer and software technology. The Company received cash of $12,045,000 in the connection with the sale of short-term investments.

    The Company believes that cash flow generated from operations supplemented by short-term borrowings under the new $100,000,000 Credit Facility, will be sufficient to fund the Company's working capital, capital expenditure and debt service requirements for at least the next twelve months.

                              Concentra Managed Care, Inc.


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      Exhibit 11--Calculation of Primary Earnings Per Share

(b) Reports on Form 8-K

    Form 8-K, dated August 29, 1997, regarding the merger of CRA Managed Care, Inc. ("CRA") and OccuSystems, Inc., ("OccuSystems") and the acquisition of occupational medical centers owned by Vencor, Inc. CRA and OccuSystems announced the completion of their previously announced mergers to form Concentra Managed Care, Inc. ("Concentra") pursuant to the Agreement and Plan of Reorganization dated April 21, 1997. The Company also announced that it executed a definitive agreement to purchase a network of 16 occupational medical centers from Vencor, Inc.

                          Concentra Managed Care, Inc.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CONCENTRA MANAGED CARE, INC.

Date: November 14, 1997           By: /s/ Joseph F. Pesce
                                  --------------------------------------
                                  Joseph F. Pesce Executive Senior Vice
                                  President - Finance and Administration, Chief
                                  Financial Officer and Treasurer

                          Concentra Managed Care, Inc.

                                EXHIBIT INDEX

                                                                            PAGE
                                                                            ----

11  Concentra Managed Care, Inc.--Calculation of Primary Earnings Per Share   15