Form 10-K405
period 1997-12-31
CONCENTRA MANAGED CARE INC
filed 1998-03-31
CIK 1038528

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                        COMMISSION FILE NUMBER 000-22751

                            ------------------------

                          CONCENTRA MANAGED CARE, INC.

             (Exact name of Registrant as specified in its charter)

                  DELAWARE                             04-3363415
      (State or other jurisdiction of               (I.R.S. employer
       incorporation or organization)              identification No.)

   312 UNION WHARF, BOSTON MASSACHUSETTS                  02109
  (Address of principal executive offices)             (Zip code)

       Registrant's telephone number, including area code: (617) 367-2163

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/.

    The aggregate market value of the voting stock held by non-affiliates of the Registrant totaled $1,082,718,910 (based on the closing price of the Company's Common Stock on The Nasdaq National Market on March 16, 1998).

    As of March 16, 1997, the Registrant had outstanding an aggregate of 46,126,831 shares of its Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain parts of the Registrant's 1997 Annual Report to Stockholders are incorporated by reference into Part II and IV of this report.

    Certain parts of the Registrant's definitive Proxy Statement dated April 7, 1998 are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CONCENTRA MANAGED CARE, INC.
                                   FORM 10-K
                      FISCAL YEAR ENDED DECEMBER 31, 1997

                                     INDEX

                                                                                                               PAGE
                                                                                                             ---------
PART I

Item 1.     Business.......................................................................................          3

Item 2.     Properties.....................................................................................         26

Item 3.     Legal Proceedings..............................................................................         26

Item 4.     Submission of Matters to a Vote of Security Holders............................................         26

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters..........................         27

Item 6.     Selected Financial Data........................................................................         27

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........         27

Item 8.     Financial Statements and Supplementary Data....................................................         27

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........         27

PART III

Item 10.    Directors and Executive Officers of the Registrant.............................................         27

Item 11.    Executive Compensation.........................................................................         27

Item 12.    Security Ownership of Certain Beneficial Owners and Management.................................         27

Item 13.    Certain Relationships and Related Transactions.................................................         27

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................         28

                          FORWARD LOOKING INFORMATION

    This Report contains forward looking statements that involve risks and uncertainties. Accordingly, no assurance can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements. See "Item 1. Business--Competition" and "Item
1. Business--Risk Factors" for a description of various factors that could materially affect the ability of the Company to achieve the anticipated results described in the forward looking statements.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Concentra Managed Care, Inc. (the "Company" or "Concentra")* is the leading provider and comprehensive outsource solution for cost containment and fully integrated care management for employers and payors in the occupational, auto and group healthcare markets. The Company offers its comprehensive services to employers, insurers and third-party administrators of all sizes. Concentra was formed by the merger of OccuSystems, Inc. ("OccuSystems") and CRA Managed Care, Inc., on August 29, 1997.

    The Company's continuum of services is comprised of three main categories:
(1) field case management, (2) specialized cost-containment services and (3) health services. The Company's field case management organization consists of 1,350 field case managers in 130 offices in 49 states and the District of Columbia, providing medical management and vocational rehabilitation services. The Company's specialized cost-containment services, including first report of injury services, utilization management, specialized preferred provider network management, telephonic case management and medical bill review services, are provided in 83 service locations in 49 states. Health services include primary care services and preventive services including pre-employment testing and loss prevention services, and are provided through 145 clinics located in 37 markets in 20 states. Through the twelve months ended December 31, 1997, revenues from field case management, specialized cost-containment services and health services represented approximately 30%, 24% and 46% of total revenues, respectively.

INDUSTRY OVERVIEW

WORKERS' COMPENSATION

    Workers' compensation is a state-mandated, comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs resulting from work-related injuries and illnesses. Since their introduction in the early 1900s, these programs have been expanded to all fifty states and the District of Columbia. In addition, federal statutes provide workers' compensation benefits for federal employees. Each state is responsible for implementing and regulating its own program. Consequently, workers' compensation benefits and arrangements vary on a state-by-state basis and are often highly complex. According to statistics published in the 1998 Workers' Compensation Year Book, total workers' compensation costs to employers in the United States were estimated to be approximately $92 billion in 1996. While the industry is fragmented with a large number of competitors in the various subsegments of workers' compensation services, Concentra believes that it is the only integrated provider of care management and cost-containment on a nationwide basis.

    Workers' compensation legislation generally requires employers, directly or indirectly through an insurance vehicle, to fund all of an employee's costs of medical treatment and a significant portion of lost wages, legal fees and other associated costs, with no co-payment or deductible due from the injured worker. Typically, work-related injuries are broadly defined, and injured or ill employees are entitled to extensive benefits. Employers are required directly or indirectly to provide first-dollar coverage with no co-payment or deductible due from the injured or ill employee for medical treatment and, in many states,

* "Concentra" is a registered service mark of Concentra Managed Care, Inc.

there is no lifetime limit on expenses. However, in exchange for providing this coverage for employees, employers are not subject to litigation by employees for benefits in excess of those provided pursuant to the relevant state statute. In most states, the extensive benefits coverage (for both medical costs and lost wages) is provided through the purchase of commercial insurance from private insurance companies, participation in state-run insurance funds or employer self-insurance. In at least two states, employers are permitted to refrain from purchasing or procuring any such insurance coverage, thereby exposing themselves to significant potential liability as the result of an employee's work-related injury or death. Such employers are sometimes termed "non-subscribers".

    Provider reimbursement methods vary on a state-by-state basis. A majority of states have adopted fee schedules pursuant to which all health care providers are uniformly reimbursed. The fee schedules are set by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. In states without fee schedules, health care providers are reimbursed based on usual, customary and reasonable ("UCR") fees charged in the particular state in which the services are provided. These fees are based on national data and are adjusted geographically by zip code.

WORKERS' COMPENSATION MANAGED CARE SERVICES: FIELD CASE MANAGEMENT AND
  SPECIALIZED COST CONTAINMENT

    The workers' compensation managed care services market is served by the Company and a small number of other competitors that offer a comprehensive line of workers' compensation managed care services on a nationwide basis. A large number of additional companies offer some managed care services on a limited geographic basis. The result is a fragmented market with what the Company believes is only a small number of companies offering a fully integrated and comprehensive approach to managing workers' compensation costs on a nationwide basis.

    Workers' compensation managed care services broadly fall into two categories: field case management services and specialized cost containment services. Field case management services involve working on a one-on-one basis with injured employees and facilitating communication among their various health care professionals, employers and insurance company adjusters. Field case management services are designed both to assist in maximizing medical improvement and, where appropriate, to expedite return to work. Specialized cost containment services are designed to reduce the cost of workers' compensation claims through a variety of techniques such as first report of injury services, utilization management (precertification, concurrent review and retrospective bill review), telephonic case management, Preferred Provided Organization ("PPO") network access, independent medical examinations ("IMEs"), peer reviews and hospital bill auditing.

    Managed care techniques are intended to control the cost of health care services and to measure the performance of providers through intervention and on-going review of services proposed and actually provided. Managed care techniques were originally developed to stem the rising costs of group health medical care. Historically, employers were slow to apply managed care techniques to workers' compensation costs primarily because the aggregate costs are relatively small compared to costs associated with group health benefits and because state-by-state regulations related to workers' compensation are far more complex than those related to group health. However, in recent years, employers and insurance carriers have been increasing their focus on applying managed care techniques to control their workers' compensation costs.

    Since workers' compensation benefits are mandated by law and are subject to extensive regulation, payors and employers do not have the same flexibility to alter benefits as they have with other health benefit programs. In addition, workers' compensation programs vary from state to state, making it difficult for payors and multi-state employers to adopt uniform policies to administer, manage and control the costs of benefits. As a result, managing the cost of workers' compensation requires approaches that are tailored to the specific state regulatory environment in which the employer operates. Many states do not permit employers to restrict a claimant's choice of provider, making it difficult for employers to utilize managed care approaches characteristic of the group health insurance market. However, employers in at least 35 states currently have the right to direct employees to a specific primary health care provider during the onset of a workers' compensation case, subject to the right of the employee to change physicians after a specific period. Recently, a number of states have adopted legislation encouraging the use of workers' compensation managed care organizations ("MCOs") in an effort to allow employers to control their workers' compensation costs. MCO laws generally provide employers an opportunity to channel injured employees into provider networks. In certain states, MCO laws require licensed MCOs to offer certain specified services, such as utilization management, case management, peer review and provider bill review. Most of the MCO laws adopted to date establish a framework within which a company such as Concentra can provide its customers a full range of managed care services for greater cost control.

GROUP HEALTH COST CONTAINMENT SERVICES

    The Company's recent acquisition of Preferred Payment Systems, Inc. ("PPS") significantly expanded Concentra's current market presence in retrospective bill review services for the group health marketplace. Through its comprehensive portfolio of products, the Company reduces costs ordinarily payable on medical bills submitted by healthcare providers and the administrative expense associated with reviewing and analyzing medical bills. These services include professional fee negotiation, line-item analysis, and other specialized audit and bill review processes, as well as access to a nationwide PPO network.

WORKERS' COMPENSATION HEALTH SERVICES: OCCUPATIONAL HEALTHCARE

    The market to provide occupational healthcare services is highly fragmented. Occupational healthcare care is largely provided by independent physicians, who have experienced increasing pressures in recent years from cost containment efforts, growing regulatory complexity, medical liability concerns and increased competition. Although risk sharing programs have yet to become a major factor in occupational healthcare, the Company anticipates that such programs, including capitation plans (i.e., plans that charge fees on a per capita basis, regardless of services provided) and case rate plans (i.e., plans that charge fees on a per diagnosis basis), may play an increasing role in the delivery of occupational healthcare services. In addition, the Company anticipates that competition in the occupational healthcare industry may shift from individual practitioners to specialized provider groups, such as those managed by the Company, insurance companies, health maintenance organizations ("HMOs") and other significant providers of managed care products.

    Occupational healthcare consists of two primary components: (i) workers' compensation injury care and related services; and (ii) non-injury healthcare services related to employer needs or statutory requirements.

INJURY CARE

    Due to several factors, including a general rise in the cost of occupational healthcare and the requirement that employers pay the majority of lost wages and all compensable medical and non-medical costs of their employees, the dollar amount of workers' compensation claims has increased significantly in recent years, resulting in escalating costs to employers. The Company anticipates that employers' direct costs of workers' compensation will continue to escalate primarily because of broader definitions of work-related injuries and illnesses covered by workers' compensation laws, the shifting of medical costs from group health plans to the workers' compensation system, an aging work force and, most importantly, the absence of comprehensive cost containment programs (such as those that encourage early return-to-work and limited duty) that are necessary to reduce the non-medical costs associated with workers' compensation. As workers' compensation costs escalate, the Company expects that employers will continue to seek and implement strategies and programs to reduce workers' compensation costs and to improve worker productivity, health and safety.

    Reimbursement to healthcare providers is determined by a number of different methods in states where employers obtain workers' compensation insurance coverage. As of December 31, 1997, 41 states had adopted fee schedules pursuant to which all healthcare providers are uniformly reimbursed. These fee schedules are set by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. In states without fee schedules, healthcare providers are reimbursed based on usual and customary fees charged in the particular market for the services provided. Of the 21 states in which the Company operates occupational healthcare clinics, 16 have fee schedules.

    Limitations on an employee's right to choose a specific healthcare provider is dependent upon the particular state statute. According to the Workers' Compensation Research Institute, as of December 31, 1996, 24 states limited the employee's choice of provider and 36 states placed restrictions on switching providers, including provisions requiring employer approval for any changes. Generally, the employer will also have the ability to direct the employee when the employer is self-insured or a non-subscriber. The Company believes that employers greatly influence their employees' choices of physicians even in states in which the employees may select their providers. As a result, it has been the Company's experience that its results of operations and prospects in a particular state are not materially dependent upon state statutes regarding direction of employees.

NON-INJURY HEALTHCARE SERVICES

    Non-injury healthcare services provided by the Company include employment-related physical examinations, drug and alcohol testing, functional capacity testing and other related programs designed to meet specific employer needs. Non-injury healthcare services also include programs to assist employers in complying with a continuously expanding list of federal and state governmental requirements, including hearing conservation programs, toxic chemical exposure surveillance and monitoring programs, and Department of Transportation and Federal Aviation Administration physical examinations. Federal laws governing health issues in the workplace, including the Americans with Disabilities Act (the "ADA"), have increased employers' demand for healthcare professionals who are experts in the delivery of these regulated services.

CONCENTRA'S BUSINESS STRATEGY

    The Company's objective is to expand and capitalize on its presence as a national provider of fully-integrated care management and cost-containment services. Concentra's strategy is to (i) leverage its national organization and local market presence to expand its relationship with national payors who are increasingly seeking national solutions to their workers' compensation, group health and auto-injury needs; (ii) capitalize on its customer base by cross-selling case management, cost-containment and health services to its existing customers; (iii) continue to consolidate physician practices specializing in occupational medicine; (iv) further develop and affiliate with vertically integrated networks of providers, including specialists and hospitals; (v) continue to streamline patient care, client communication and claims resolution through the use of information technology; and (vi) expand its product offerings and enhance opportunities for growth through additional strategic acquisitions.

    The Company will seek to implement this strategy as follows:

CONTINUED FOCUS ON WORKERS' COMPENSATION MANAGED CARE

    The Company continually seeks to continue its primary focus on providing workers' compensation managed care services to workers' compensation insurers, TPAs and self-insured employers. The Company believes that to serve this complex market, a core understanding of medical-related issues, a thorough understanding of return to work issues and techniques, and an in-depth understanding of the state-by-state regulatory environment is required. Concentra has developed such expertise through its years of serving this market. Concentra believes it can leverage its expertise through 19 years of experience serving this market through its predecessors CRA and OccuSystems as a highly skilled provider of workers' compensation managed care services to further expand its national market presence and increase its market share.

INCREASE GROUP HEALTH COST CONTAINMENT PENETRATION

    The Company will further expand its reach into the group health marketplace by offering new and existing customers a comprehensive retrospective bill auditing service which will help such customers contain costs related to out-of-network group health charges. Through its newly acquired subsidiary, PPS, Concentra is uniquely positioned to capitalize upon the experience gained through its purchase and successful operation of Prompt Associates since October 1996.

INCREASE NATIONAL ACCOUNTS PENETRATION

    The Company is working to increase its penetration of large, national payors by leveraging its broad-based workers' compensation expertise and its experience with its existing base of national accounts. Many large, national insurance carriers and self-insured employers are seeking workers' compensation managed care service providers that have the ability to provide services on a nationwide basis. These large payors want a comprehensive solution to their workers' compensation needs from a service provider that is adept at understanding and working with many different and complex state legislative environments. The Company's national organization of local service locations enables the Company to meet the needs of these large, national payors while maintaining the local market presence necessary to monitor changes in state-specific regulations and to facilitate case resolution through locally provided managed care services.

CROSS-SELL COMPREHENSIVE PRODUCT OFFERING

    The Company is positioned to capitalize on the relationships developed through its 130 office field case management network by aggressively cross-selling its specialized cost containment services to its existing customer base. Concentra believes that it is one of a small number of companies with a comprehensive offering of workers' compensation managed care services. The Company complements its extensive field case management network with 83 service locations nationwide that provide one or more specialized cost containment services. Of the Company's approximately 1,250 case management customers, only approximately 20% are also utilizing the Company's specialized cost containment services. The Company believes that this low utilization rate among Concentra's existing customers provides a significant opportunity to expand Concentra's specialized cost containment business.

EMPHASIZE EARLY INTERVENTION

    The Company intends to increase its marketing of early intervention services, such as first report of injury, precertification, telephonic case management and access to PPO networks. Early intervention enables the Company to promptly identify cases that have the potential to result in significant expenses and to take appropriate measures to control these expenses before they are incurred. In addition, the Company believes that providing early intervention services generally results in the Company obtaining earlier access to claims files, thereby improving the Company's opportunity to provide the full range of its managed care services.

LEVERAGE MANAGED CARE EXPERTISE TO AUTOMOBILE INSURANCE MARKET

    The Company intends to capitalize on the recent introduction of managed care techniques to the automobile insurance market. Concentra intends to leverage its existing presence in the automobile insurance market and its existing office infrastructure to efficiently expand the geographic coverage of automobile managed care services.

CONTINUE TO CONSOLIDATE PHYSICIAN PRACTICES SPECIALIZING IN OCCUPATIONAL
  MEDICINE

    The Company estimates that there are more than 2,000 healthcare centers in the United States in which physicians who specialize in occupational medicine are providing occupational healthcare services. The Company believes that, due to increasing business and regulatory complexity, capital requirements and the development of larger integrated networks such as the Company's, an increasing number of physicians are seeking to affiliate with larger, professionally managed organizations. The Company has established affiliations with more than 261 physicians and intends to move aggressively to establish additional affiliations.

DEVELOP CLUSTERS OF OCCUPATIONAL HEALTHCARE CENTERS

    The Company organizes its centers in each market into clusters to serve employers, payors and workers more effectively, to leverage management and other resources and to facilitate the development of integrated networks of affiliated physicians and other healthcare providers. The Company has entered into five joint venture agreements through which it operates 15 centers and two management agreements through which it operates five centers. The Company intends to develop additional centers in new markets and within existing markets primarily through acquisitions, joint ventures and management agreements. The Company is in discussions with numerous potential acquisition and joint venture candidates and is planning the development of several other centers.

DEVELOP AND AFFILIATE WITH VERTICALLY INTEGRATED NETWORKS OF PROVIDERS

    The Company is positioning its centers to operate successfully within emerging models of healthcare payment and delivery by actively developing and affiliating with vertically integrated networks of specialists, hospitals and other healthcare providers. These networks are designed to provide quality care to patients at substantially reduced costs. With these networks, the Company believes that it can cost-effectively develop risk sharing programs, such as case rate and capitation products, covering the full range of costs associated with work-related injury and illness care.

EMPLOY ITS INFORMATION SYSTEMS AND ITS REGULATORY AND PRACTICE MANAGEMENT
  EXPERTISE TO OPTIMIZE THE PERFORMANCE OF ITS CENTERS AND ENHANCE ITS AFFILIATED PHYSICIANS' PRACTICES

    The Company's extensive proprietary knowledge base and information systems relating to workplace injuries, treatment protocols, outcomes data and the workers' compensation system enhance the Company's ability to furnish high-quality, efficient healthcare services while complying with the complexity of regulations governing the occupational healthcare system. Furthermore, it is the Company's strategy to use its knowledge base and information systems to continue to expand its non- injury care services. The Company's expertise also allows it to efficiently run all business aspects of center operations, including billing and collection, accounting, tax and financial management, marketing, human resource and real estate management, enabling its affiliated physicians to focus on the practice of medicine.

INNOVATIVE REIMBURSEMENT PROGRAMS

    Utilizing its proprietary information systems, the Company has developed an extensive data base of clinical outcomes, established case rates by diagnosis and conducted the risk analysis necessary to create and offer services on a case rate and capitated basis. The Company is expanding its marketing of such services to employers, insurers and managed care organizations and is working with insurers and other payors to develop other innovative reimbursement programs.

EXECUTE OTHER STRATEGIC ACQUISITIONS

    The Company will continue to seek other complementary strategic acquisitions to further expand its product offerings and enhance its opportunities for growth. While the Company currently maintains a broad offering of services, the evolution of the marketplace may give rise to opportunities in the workers' compensation, group health and related industries.

SERVICES AND OPERATIONS

    Concentra's services include a full continuum of care management and cost containment services.

FIELD CASE MANAGEMENT SERVICES

    Concentra provides field case management services to the workers' compensation insurance industry through case managers working at the local level on a one-on-one basis with injured employees and their various health care professionals, employers and insurance company adjusters. The Company's services are designed to assist in maximizing medical improvement and, where appropriate, to expedite the employees' return to work through medical management and vocational rehabilitation services.

    Concentra's field case management services consist of one-on-one management of a work-related injury by the Company's approximately 1,350 field case managers serving 49 states and the District of Columbia from Concentra's 130 local field case management offices. This service typically involves a case with a significant potential or actual amount of lost work time or a catastrophic injury that requires detailed management and therefore is referred out by the local adjuster to the local Concentra marketer calling on that office. Concentra field case managers specialize in expediting the injured employee's return to work through both medical management and vocational rehabilitation by working with all the interested parties in a work-related injury. Medical management services provided by Concentra's field case managers include coordinating the efforts of all the health care professionals involved and increasing the effectiveness of the care being provided by encouraging compliance and active participation on the part of the injured worker. Vocational rehabilitation services include job analysis, work capacity assessments, labor market assessments, job placement assistance and return to work coordination. Field case management services represented approximately 38%, 34% and 30% of the Company's revenues for the years ended December 31, 1995, 1996, and 1997, respectively.

    The Company believes that the following factors will contribute to the continued growth of its field case management services: (i) increased employer acceptance of field case management techniques due to greater exposure to the workers' compensation managed care market; (ii) earlier identification of individuals in need of field case management services due to increased utilization of the Company's specialized cost containment services, particularly early intervention services; (iii) increased market share at the expense of smaller, undercapitalized competitors; and (iv) the ability to access national accounts for use of case management services.

SPECIALIZED COST CONTAINMENT SERVICES

    In 1990, as part of the Company's strategy of providing a comprehensive range of services, Concentra began broadening its business by providing a number of additional services focused directly on helping to reduce the medical and lost wages indemnity costs associated with workers' compensation for its clients. Today, these specialized cost containment services include first report of injury service, utilization management (precertification, concurrent review and retrospective bill review), telephonic case management, PPO network access, IMEs, peer reviews and hospital bill auditing. By adding these services to Concentra's traditional strength and national breadth in field case management, the Company now offers its clients an integrated workers' compensation managed care program. Concentra is able to offer its services on a combined basis as a full service managed care program, beginning with the first report of injury and including all managed care services needed to manage aggressively the medical costs, temporary wage replacement payments and permanent disability payments associated with a work-related injury. Concentra also offers each of its services on an unbundled basis. Concentra's comprehensive approach to managing workers' compensation costs serves the needs of a broad range of clients, from local adjusters to national accounts. In addition to providing specialized cost containment services for work-related injuries and illnesses, the Company also provides similar services to payors of automobile accident medical claims and social security disability advocacy services to payors of long term disability. Specialized cost containment services collectively represented approximately 14%, 17% and 24% of the Company's revenues for the fiscal years ending December 31, 1995, 1996 and 1997, respectively.

    The Company believes that the demand for specialized cost containment services will continue to increase due to a number of factors, including: (i) the increasing payor awareness of the availability of these techniques for cost containment and case management; (ii) the perceived effectiveness of managed care techniques at reducing costs for group health insurance plans; (iii) the verifiable nature of the savings that can be obtained by application of specialized cost containment techniques applicable to workers' compensation; and
(iv) the broad applicability of these techniques to all injured employees, not just severely injured employees likely to be absent from work.

    FIRST REPORT OF INJURY SERVICE. The Company provides a computerized first report of injury reporting service through two national call centers to which an employer or claims adjuster phones in all injuries as soon as they occur to the Company's centralized service center. Through its June 1997 acquisition of First Notice Systems, Inc. ("FNS"), the Company significantly expanded this capability through the addition of two national call systems. Each report is electronically transferred or mailed to the state agency, the employer and the insurance company. This service assists in the timely preparation and distribution of state-mandated injury reports and also provides Concentra and its customers with an early intervention tool to maximize control over workers' compensation claims. Concentra now has the ability to provide outsourced call center reporting for first notice of injury/loss to the insurance industry. FNS provides its services primarily to the auto industry for first notice of loss reporting and to workers' compensation carriers for first report of injuries reporting with property casualty carriers that write both auto and workers' compensation insurance.

    UTILIZATION MANAGEMENT: PRECERTIFICATION AND CONCURRENT REVIEW. Concentra's precertification and concurrent review services are used by clients to ensure that certain medical procedures are precertified by a Concentra registered nurse and/or physician for medical necessity and appropriateness of treatment before the medical procedure is performed. Concentra's determinations represent only recommendations to the customer, the ultimate decision to approve or disapprove the request is made by the claims adjuster. Precertification calls are made by either the claimant or the provider to one of Concentra's national utilization management reporting units. Once a treatment plan has been precertified, a Concentra employee performs a follow-up call (concurrent review) at the end of an approved time period to evaluate compliance and/or discuss alternative plans.

    UTILIZATION MANAGEMENT: RETROSPECTIVE BILL REVIEW. Through a sophisticated software program, Concentra reviews and reduces its customers' medical bills (including hospital bills) to either the various state-mandated fee schedules for workers' compensation claims or a percentage of the UCR rates that exist in non-fee schedule states. Additionally, this automated retrospective bill review service enables clients to access certain PPO pricing schedules that represent additional savings below the fee schedules or UCR rates. The savings that accrue to Concentra's clients for this service can be significant. Retrospective bill review also creates an important historical database for provider practice patterns and managed care provider compliance requirements. Concentra provides retrospective bill review service from 43 service locations throughout the country, 20 of which are operated at a client location using Concentra employees. The Company also establishes arrangements that enable customers to run the retrospective bill review service in-house by their own employees.

    ACCESS TO PREFERRED PROVIDER NETWORKS. Concentra provides its clients with access to PPO networks within all the markets Concentra serves through one of its own PPOs, including its recently acquired Focus subsidiary, or by contracting with existing national or regional PPOs. These PPOs provide injured workers with access to quality medical care and pre-negotiated volume discounts, thereby offering Concentra's clients the ability to influence, or in certain states to direct, their employees into the PPO network as a means of managing their work-related claims. In addition to providing a vehicle for managing the workers' compensation process, the discounts associated with these PPO arrangements generate additional savings through the retrospective bill review program described above. Focus' national network includes approximately 201,000 individual providers and 3,041 hospitals covering 36 states and the District of Columbia.

    TELEPHONIC CASE MANAGEMENT. This service provides for short-duration (30 to 60 days) telephonic management of workers' compensation claims. The telephonic case management units accept first reports of injury, negotiate discounts with hospitals and other providers, identify care alternatives and work with injured employees to minimize lost time on the job. Each of the telephonic case management units is staffed with nurses who are experienced in medical case management. The telephonic case management units represent an important component of early intervention and act as a referral source of appropriate cases to Concentra's local field case management offices. This service is offered from five locations across the country.

    INDEPENDENT MEDICAL EXAMS. IMEs are provided to assess independently the extent and nature of an employee's injury or illness. Concentra provides its clients with access to independent physicians who perform the IMEs from 16 of the Company's service locations and, upon completion, prepare reports describing their findings.

    PEER REVIEWS. This service is provided by a physician, therapist, chiropractor or other provider who reviews medical files to confirm that the care being provided appears to be necessary and appropriate. The reviewer does not meet with the patient, but merely reviews the file as presented.

    HOSPITAL BILL AUDITS. This service is provided by the Company's registered nurses who review hospital bills for appropriateness, relatedness and medical necessity. The nurse may subsequently negotiate fees and obtain discounts for prompt payment or inappropriate charges. Through its recently announced acquisition of PPS, the Company has further expanded its client base for hospital bill audits to include the group health payor community. PPS is a leading provider of out-of-network bill review services to the group health payor community. These services reduce clients' costs by utilizing the Company's team of negotiators and proprietary data base systems to reprice inpatient hospital and outpatient facility bills on a line-by-line basis. Such bills are repriced to either a usual and customary rate, a PPO contract rate, or a combination thereof. PPS provides these services nationwide through its offices in three states. Concentra has created a data base over the past seven years from the details of inpatient hospital and outpatient facility bills from across the country which has allowed it to standardize a high percentage of hospital charge codes for a significant number of such institutions.

    AUTOMOBILE INSURANCE MANAGED CARE. The Company offers an integrated service to the automobile insurance market that permits insurers to direct automobile accident victims into networks of medical providers. The Company currently offers this integrated service in Colorado, New York and Hawaii and has produced significant savings for its insurance company clients since the initiation of its services. Services offered to the automobile insurance market include precertification, telephonic case management, direction of injured persons into specialized PPO networks, medical bill review and field case management.

OCCUPATIONAL HEALTHCARE SERVICES

    Due to increasing financial, administrative, regulatory and legal burdens associated with the practice of medicine in the emerging managed care environment, many physicians are seeking alternative practice models such as large group practices. The Company seeks to provide the necessary business support services to enable physicians to focus on the medical rather than the business aspects of their practices. The Company provides a wide array of business services with which the Company is affiliated (the "Physician Groups"), such as providing nurses and other medical support personnel, practice and facilities management, billing and collection, accounting, tax and financial management, human resource management, risk management, marketing and information-based services such as process management and outcomes analysis. As another service to the Physician Groups, the Company recruits physicians, nurses, physical therapists and other healthcare providers.

    Physician and physical therapy services are provided at the Company's occupational healthcare centers under agreements with the Physician Groups, which are independently organized professional corporations that hire licensed physicians and physical therapists to provide medical services to the centers' patients. The management agreements between the Company and the Physician Groups with respect to the 261 affiliated physicians have 40-year terms. Pursuant to each management agreement, receivables are collected by the Company on behalf of the Physician Groups. The Company advances funds for payment of each Physician Group's expenses, including salaries, shortly after services are rendered to patients. Under the terms of each management agreement, the Company provides each Physician Group with most non-physician support and all facilities, supplies and marketing services necessary for the Physician Group to render services to the centers' patients. For those services, the Company receives a management fee based on a portion of cash receipts from all medical services generated by the Physician Group. The management fee is subject to renegotiation and may be adjusted from time to time to reflect industry practice, business conditions and actual expenses for administrative discounts and bad debts. The Company provides services to the Physician Groups as an independent contractor and is responsible only for the non-medical aspects of the Physician Groups' practices. The Physician Groups retain sole responsibility for all medical decisions.

    Individual physicians who perform services pursuant to contracts with a Physician Group are employees of the Physician Group. The physicians providing services for the Physician Groups do not maintain other practices. The owners of the Physician Groups are physicians, and each Physician Group has a physician medical director. It is the responsibility of the owners of the Physician Group to hire and manage all physicians associated with the Physician Group and to develop operating policies and procedures and professional standards and controls. Pursuant to each management agreement, the Physician Group indemnifies the Company from any loss or expense arising from acts or omissions of the Physician Group or its professionals or other personnel, including claims for malpractice.

OCCUPATIONAL HEALTHCARE CENTERS

    The Company's 145 occupational healthcare centers provide treatment for work-related injuries and illnesses, physical and rehabilitation therapy, preplacement physical examinations and evaluations, case management, diagnostic testing, drug and alcohol testing and various other employer-requested or government-mandated occupational health services. During the twelve months ended December 31, 1997, 52% of all patient visits to the Company's centers were for the treatment of injuries or illnesses and 48% were for physical examinations and other non-injury occupational medical services.

    Preplacement physical examinations and drug and alcohol testing are most frequently conducted on a walk-in basis but may be scheduled in advance. More specialized services, such as audiogram testing or pulmonary function testing, are usually scheduled in advance. Employees suffering from work-related injuries or illnesses are treated on an urgent basis. The most common treatments to employees are for soft tissue injuries, lacerations (including tendon repairs), moderate trauma injuries to the spine or extremities, and exposure to hazardous material.

    Each of the Company's centers is staffed with at least one licensed physician who is an employee of a Physician Group and at least one licensed physical therapist. The licensed physicians are generally trained and experienced in occupational and industrial medicine or have emergency, family practice, internal medicine or general medicine backgrounds. Most centers utilize a staff of between 10 and 15 full-time persons (or their part-time equivalents), including licensed physicians, nurses, licensed physical therapists and administrative support personnel.

JOINT VENTURES AND MANAGEMENT AGREEMENTS

    The Company's strategy is to continue to develop clusters of occupational healthcare centers in new and existing geographic markets through the formation of strategic joint ventures in addition to the acquisition and development of physician practices. In selected markets in which a hospital management company, hospital system or other healthcare provider has a significant presence, the Company may focus its expansion efforts on the establishment of joint ventures or management contracts. In its joint venture relationships, the Company typically acquires a majority ownership interest in the venture and agrees to manage the venture for a management fee based on net revenues. Effective May 1 1997, the Company formed a joint venture with Pinnacle Health Hospitals and Community General Osteopathic Hospital to operate occupational healthcare centers in the Harrisburg, Pennsylvania, area. Also effective May 1, 1997, the Company formed a joint venture with St. Vincent Infirmary Medical Center to operate occupational healthcare centers in the Little Rock, Arkansas, area. In addition, the Company operates joint ventures in Tucson, Arizona with El Dorado Hospital and Medical Center (owned by Columbia/HCA Healthcare Corporation, in Oklahoma City, Oklahoma with INTEGRIS Ambulatory Care Corporation, and in Des Moines, Iowa, with Mercy Clinics, Inc., an affiliate of Mercy Hospital System. The Company is currently in negotiations with other joint venture candidates in certain other markets. The Company currently manages four centers in Dade and Broward Counties, Florida through a management agreement with Palmetto General Hospital, an affiliate of Tenet Health System, and one center in Fargo, North Dakota through an agreement with a physician group. See "Risk Factors--Dependence on Future Acquisitions and Joint Ventures."

OTHER ANCILLARY PROGRAMS

    The Company offers other ancillary programs as discussed below. It has been the Company's experience that, by offering a full range of programs to complement its core occupational healthcare and care management operations, it strengthens its relationships with existing clients and increases the likelihood of attracting new clients. The Company anticipates expanding its ancillary programs as needed to address occupational legislation and regulations enacted in the future.

    COMPLIANCE WITH ADA. The ADA is a federal statute that generally prohibits employers from discriminating against qualified disabled individuals in the areas of the job application process, hiring, discharge, compensation and job training. The ADA became effective July 26, 1992, for employers with more than 25 employees, and now applies to all employers with 15 or more employees. The Company, through its "ADApt Program," assists employers with ADA compliance issues by proactively addressing ADA requirements relating to job descriptions, pre-placement physical examinations, analysis and compliance and confidentiality of applicant/employee information. ADApt helps employers adapt their hiring and termination procedures, job descriptions and injury/illness management programs in order to comply with ADA guidelines.

    RISK ASSESSMENT AND INJURY PREVENTION PROGRAMS. The Company assists clients in reducing workplace injuries and illnesses through its on-site risk assessment and injury prevention programs. These programs include identifying workplace hazards, designing plant-specific safety programs and helping clients comply with federal and state occupational health regulations. The Company also provides ongoing educational programs for its clients.

CUSTOMERS

    Concentra has over 1,250 managed care services customers across the United States and Canada, including most of the major underwriters of workers' compensation insurance, large TPAs and self-insured employers. The Company's largest managed care services customer in 1997 accounted for approximately 3.4% of total managed care services revenue and 1.8% of total Company revenue. The Company is compensated primarily on a fee-for-service basis. The Company's occupational healthcare centers currently serve more than 70,000 employers, ranging from large corporations to businesses with only a few employees. Due to the nature of its business, the Company's marketing efforts are primarily directed toward employers with a significant number of employees. Business derived from employees of companies with 50 or less employees is generally due to an occupational healthcare center's location, name recognition, quality service and convenience.

    Although the Company has entered into written agreements with certain of its customers from time to time, it has not been the Company's historical practice to enter into written agreements with its customers. Accordingly, the Company's customers generally can elect to terminate their relationships with the Company on short notice.

SALES AND MARKETING

    The Company actively markets its services primarily to workers' compensation insurance companies, third party administrators ("TPAs") and employers and employer groups. The Company also markets to the automobile insurance market, group health and long-term disability marketplaces, but to a significantly lesser degree. The Company's marketing organization includes over 250 full-time sales and marketing personnel. While the majority of Concentra's current managed care services business is generated from workers' compensation insurance companies, self-insured employers (often in connection with a TPA) also have been an important source of business and the Company believes they will likely become more important in the future as larger corporations continue to evaluate self-insuring their workers' compensation programs.

    Marketing of Concentra's services occurs at both the local insurance company adjuster and employer level for much of the field case management and occupational healthcare center business as well as the corporate level for national managed care accounts and self-insured corporations where a more sophisticated sales presentation is required. The Company's local marketing has been a critically important component of the Company's marketing strategy because of the decision-making authority that resides at the local level and the relationship-driven nature of that portion of the business. However, with the advent of comprehensive managed care legislation, a more proactive environment for workers' compensation change and a more sophisticated product offered by Concentra, the Company will continue to focus on the marketing of national headquarters offices of insurance companies and self-insured companies. Concentra has a dedicated staff of national accounts salespeople responsible for marketing and coordinating a full selection of services to corporate offices. In addition, the Company periodically distributes follow-up questionnaires to employers and patients to monitor and enhance medical care and service satisfaction levels.

QUALITY ASSURANCE

    The Company regularly evaluates its quality of service delivery by means of audits of compliance with special instructions, completion of activities in a timely fashion, quality of reporting, identification of savings, accuracy of billing and professionalism in contacts with health care providers and the effectiveness of the Company's services. Audits are conducted on a nationwide basis for a particular customer or on a local office basis by selecting random files for review. A detailed report is generated outlining the audit findings and providing specific recommendations for service delivery improvements. When appropriate, follow-up audits are conducted to ensure that recommendations from the initial audit have been implemented.

COMPETITION

MANAGED CARE SERVICES

    The managed care services market is fragmented, with a large number of competitors. Concentra competes with numerous companies, including national managed care providers, insurance companies, and Health Maintenance Organizations ("HMOs"). Concentra's primary competitors are companies that offer one or more workers' compensation managed care services on a national basis. The Company also competes with numerous smaller companies which generally provide unbundled services on a local level where such companies often have a relationship with a local adjuster. Several large workers' compensation insurance carriers offer managed care services for their insurance customers either through the insurance carrier's own personnel or by outsourcing various services to providers such as Concentra. The Company also competes to some degree with large HMOs, which, Concentra believes, have historically focused their networks primarily on controlling health care costs rather than managing the process of returning an injured employee to work.

    The Company believes that, as managed care techniques continue to gain acceptance in the workers' compensation marketplace, Concentra's competitors will increasingly consist of nationally focused workers' compensation managed care service companies, insurance companies, HMOs and other significant providers of managed care products. Many of the Company's current and potential competitors are significantly larger and have greater financial and marketing resources than those of the Company.

    Within the past few years, several states have experienced decreases in workers' compensation insurance premium rates. The Company believes that managed care and return to work services will continue to be necessary in the future to sustain and increase workers' compensation cost savings.

    The Company competes on the basis of its specialized knowledge and expertise in the workers' compensation managed care services industry, effectiveness of services, ability to offer a range of services in multiple markets, information systems and price.

OCCUPATIONAL HEALTHCARE SERVICES

    The market to provide healthcare services within the workers' compensation system is also highly fragmented and competitive. The Company's competitors have typically been independent physicians, hospital emergency departments and hospital medical centers. The Company believes that, as integrated networks are developed, its competitors will increasingly consist of specialized provider groups, insurance companies, HMOs and other managed care providers.

    The Company competes on the basis of its specialization in the occupational healthcare industry, knowledge and expertise, effectiveness of services, ability to offer services in multiple markets and information systems. The Company believes that it has a unique competitive advantage by specializing in and focusing on occupational medicine at the primary care provider level, which is the entry point to the occupational healthcare delivery system.

    The recruiting of physicians, nurses, physical therapists and other healthcare providers can be competitive, although the Company has experienced less difficulty in recruiting as the Company has grown and its reputation has developed. The loss of services provided by physicians, other providers or physical therapists for an extended period of time, or the inability to attract such individuals, could have an adverse effect on the Company's business.

INFORMATION SERVICES

    The Company has developed proprietary management and patient billing information systems to monitor and process each case that the Company manages and to administer a significant portion of the Company's receivables. The Company also uses licensed software from national vendors to maintain its financial records and perform other general business. As part of these systems, the Company employs a personal computer network to transmit patient and billing information from certain of its centers via a telecommunications network to the Company's various central business offices. The Company employs a Chief Information Officer who evaluates the Company's current systems and prospective business information needs and whose staff refines and enhances the systems to address changing information requirements.

    The Company is currently establishing a wide area network ("WAN") in each market in which it provides occupational healthcare services. All occupational healthcare centers in a market will utilize a patient administration system (called "OccuSource-SM-") which runs on a client/server architecture allowing each center to access and share a common database for its market. The database contains employer protocols, patient records and other information regarding the Company's operations in such market. Creating a WAN in each market allows the centers in the market to share information and thereby improve center and physician efficiencies and enhance customer service. The Company is linking each market WAN into a nationwide WAN in order to create a centralized repository of Company data to be used, among other things, for clinical outcomes analysis. The Company believes that its commitment to continued development of its information services provides a unique and sustainable competitive advantage within the occupational healthcare industry.

GOVERNMENT REGULATION

GENERAL

    As a provider of care management and cost containment services, the Company's operations and relationships are subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels. The Company is also subject to laws and regulations relating to business corporations in general.

    Laws and regulations affecting the Company's operations fall into five principal categories: (i) workers' compensation laws that restrict the methods and procedures that the Company may employ in its workers' compensation managed care programs or require licensor, certification or other approval of such programs; (ii) laws that require licensing, certification or other approval of businesses, such as the Company, that provide medical review services; (iii) laws regulating the operation of managed care provider networks; (iv) laws regarding the provision of healthcare services; and (v) proposed laws which, if adopted, would have as their objective the reform of the health care system as a whole. Laws and regulations affecting the Company's operations change frequently.

    The Company believes that it is in material compliance with regulatory requirements applicable to its business. Nevertheless, because of the special nature of the Company's relationship with the Physician Groups, many aspects of the Company's business operations have not been the subject of state or federal regulatory interpretation and there can be no assurance that a review of the Company's or the Physician Groups' business by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company or the Physician Groups or that the healthcare regulatory environment will not change so as to restrict the Company's or the Physician Groups' existing operations or their expansion.

WORKERS' COMPENSATION LEGISLATION

    In performing workers' compensation managed care services, the Company must comply with state workers' compensation laws. Workers' compensation laws require employers to assume financial responsibility for medical costs, a portion of lost wages and related legal costs of work-related illnesses and injuries. These laws establish the rights of workers to receive benefits and to appeal benefit denials. The workers' compensation laws also regulate the methods and procedures which the Company may employ in its workers' compensation managed care programs. For example, workers' compensation laws prohibit medical co-payments and deductibles by employees. In addition, certain states restrict employers' rights to select health care providers and establish maximum fee levels for treatment of injured workers.

    In several states, recent workers' compensation reform legislation has eased to some degree these regulatory restraints on managed care for injured workers. Legislative reforms in some states permit employers to designate health plans such as HMOs and PPOs to cover workers' compensation claimants. In some instances, such health plans are required to obtain licensor, certification or other approvals to cover workers' compensation claimants. Because many health plans have the capacity to manage health care for workers' compensation claimants, such legislation may intensify competition in the market served by the Company.

    Within the past few years, several states have experienced decreases in the number of workers' compensation claims and the cost per claim, which have been reflected in workers' compensation insurance premium rate reductions in those states. The Company believes that these declines in workers' compensation costs are due principally to intensified efforts by payors to manage and control claims costs, to improve risk management by employers and to legislative reforms. If declines in workers' compensation costs occur in many states and persist over the long-term, such declines may have an adverse impact upon the Company's business and results of operations.

    Many states are considering or have enacted legislation reforming their workers' compensation laws. These reforms generally give employers greater control over who will provide medical care to their employees and where those services will be provided, and attempt to contain medical costs associated with workers' compensation claims. At present, ten of the states in which the Company does business have implemented treatment-specific fee schedules that set maximum reimbursement levels for healthcare services. The federal government and four states provide for a "reasonableness" review of medical costs paid or reimbursed by workers' compensation. When not governed by a fee schedule, the Company adjusts its charges to the usual and customary levels authorized by the payor.

SPECIALIZED COST CONTAINMENT SERVICES

    Many of the Company's specialized cost containment services include prospective or concurrent review of requests for medical care or therapy. Approximately half of the states have enacted laws that require licensor, certification or other approval of businesses, such as the Company, that provide medical review services. Some of these laws apply to medical review of care covered by workers' compensation. These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control, and dispute resolution procedures. These regulatory programs may result in increased costs of operation for the Company, which may have an adverse impact upon the Company's ability to compete with other available alternatives for health care cost control.

USE OF PROVIDER NETWORKS

    The Company's ability to provide comprehensive workers' compensation managed care services depends in part on its ability to contract with or create networks of health care providers which share the Company's objectives. For some of its clients, the Company offers injured workers access to networks of providers who are selected by the Company for quality of care and pricing. New laws regulating the operation of managed care provider networks have been adopted by a number of states. These laws may apply to managed care provider networks having contracts with the Company or to provider networks which the Company may organize or acquire. To the extent the Company is governed by these regulations, it may be subject to additional licensing requirements, financial oversight and procedural standards for beneficiaries and providers.

AUTOMOBILE INSURANCE LEGISLATION

    The automobile insurance industry, like the workers' compensation industry, is regulated on a state-by-state basis. While regulatory approval is not required for the Company to offer most of its services to the automobile insurance market, state regulatory approval is required in order to offer automobile insurers products that permit them to direct claimants into a network of medical providers. To date, only Colorado, New York and Hawaii have legislation that permits such direction of care and the Company offers this managed care service to automobile insurers in Colorado. No assurance can be given that other states will adopt legislation permitting such direction of care for automobile accident victims or, if such legislation is adopted, that the Company will be able to obtain regulatory approval to provide such services.

CORPORATE PRACTICE OF MEDICINE AND OTHER LAWS

    Most states limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Many states also limit the scope of business relationships between business entities such as the Company and licensed professionals and professional corporations, particularly with respect to fee-splitting between a physician and another person or entity and non-physicians exercising control over physicians engaged in the practice of medicine.

    Laws and regulations relating to the practice of medicine, fee-splitting and similar issues vary widely from state to state, are often vague, and are seldom interpreted by courts or regulatory agencies in a manner that provides guidance with respect to business operations such as those of the Company. Although the Company attempts to structure all of its operations so that they comply with the relevant state statutes and believes that its operations and planned activities do not violate any applicable medical practice, fee-splitting or similar laws, there can be no assurance that (i) courts or governmental officials with the power to interpret or enforce these laws and regulations will not assert that the Company or certain transactions in which it is involved are in violation of such laws and regulations and (ii) future interpretations of such laws and regulations will not require structural and organizational modifications of the Company's business.

FRAUD AND ABUSE LAWS

    A federal law (the "Anti-Kickback Statute") prohibits any offer, payment, solicitation or receipt of any form of remuneration to induce or in return for the referral of Medicare or other governmental health program patients or patient care opportunities, or in return for the purchase, lease or order of items or services that are covered by Medicare or other governmental health programs. Violations of the statute can result in the imposition of substantial civil and criminal penalties. In addition, as of January 1, 1995, certain anti-referral provisions (the "Stark Amendments") prohibit a physician with a "financial interest" in an entity from referring a patient to that entity for the provision of any of 11 "designated medical services" (some of which are provided by Physician Groups affiliated with the Company).

    At least six of the states in which the Company conducts business (Arizona, California, Florida, New Jersey, Maryland and Texas) have enacted statutes similar in scope and purpose to the Anti-Kickback Statute. There is no authority interpreting these statutes in a manner directly relevant to the Company's business. The Company believes that regulatory authorities and state courts interpreting these statutes may regard federal law under the Anti-Kickback Statute as persuasive, and further believes that its arrangements with the Physician Groups comply with the Anti-Kickback Statute. In addition, most states have statutes, regulations or professional codes that restrict a physician from accepting various kinds of remuneration in exchange for making referrals. Several states are considering legislation that would prohibit referrals by a physician to an entity in which the physician has a specified financial interest.

    All of the foregoing laws are subject to modification and interpretation, have not often been interpreted by appropriate authorities in a manner directly relevant to the Company's business, and are enforced by authorities vested with broad discretion. The Company has attempted to structure all of its operations so that they comply with all applicable state anti-referral prohibitions. The Company also continually monitors developments in this area. If these laws are interpreted in a manner contrary to the Company's interpretation, reinterpreted, or amended, or if new legislation is enacted with respect to healthcare fraud and abuse or similar issues, the Company will seek to restructure any affected operations so as to maintain compliance with applicable law. No assurance can be given that such restructuring will be possible, or, if possible, will not adversely affect the Company's business.

UNCERTAINTIES RELATED TO CHANGING HEALTHCARE ENVIRONMENT

    In recent years, the healthcare industry has experienced change. Although managed care has yet to become a major factor in occupational healthcare, the Company anticipates that managed care programs, including capitation plans, may play an increasing role in the delivery of occupational healthcare services, and competition in the occupational healthcare industry may shift from individual practitioners to specialized provider groups such as those managed by the Company, insurance companies, HMOs and other significant providers of managed care products. To facilitate the Company's managed care strategy, the Company is developing risk-sharing products for the workers' compensation industry that will be marketed to employers, insurers and managed care organizations. No assurance can be given that the Company will prosper in the changing healthcare environment or that the Company's strategy to develop managed care programs will succeed in meeting employers' and workers' occupational healthcare needs. See "Strategy."

    Increasing health care costs have caused the federal government and many states to advance health care reform proposals. One of the proposals being considered is 24-hour health coverage, in which the coverage of traditional employer-sponsored health plans is combined with workers' compensation coverage to provide a single insurance plan for work-related and non-work-related health problems. Incorporating workers' compensation coverage into conventional health plans may adversely affect the market for the Company's services.

ENVIRONMENTAL

    The Company is subject to various federal, state and local statutes and ordinances regulating the disposal of infectious waste. If any environmental regulatory agency finds the Company's facilities to be in violation of waste laws, penalties and fines may be imposed for each day of violation and the affected facility could be forced to cease operations. The Company believes that its waste handling and discharge practices are in material compliance with applicable law.

ERISA

    The provision of goods and services to certain types of employee health benefit plans is subject to the Employee Retirement Income Security Act of 1974 ("ERISA"). ERISA is a complex set of laws and regulations subject to periodic interpretation by the Internal Revenue Service and the Department of Labor ("DOL"). ERISA regulates certain aspects of the relationship between the Company's managed care contracts and employers that maintain employee benefit plans subject to ERISA. DOL is engaged in ongoing ERISA enforcement activities that may result in additional constraints on how ERISA-governed benefit plans conduct their activities. There can be no assurance that future revisions to or judicial or regulatory interpretations of ERISA will not have a material adverse effect on the Company's business or results of operations.

SEASONALITY

    The Company's health services business is seasonal in nature. Patient visits at the Company's centers are lower in the first and fourth quarters, primarily because of fewer occupational injuries and illnesses during those time periods due to plant closings, vacations, and holidays. In addition, employers generally hire fewer employees in the fourth quarter, thereby reducing the number of pre-hiring physical examinations and drug and alcohol tests conducted at the Company's centers during that quarter. Although the Company's expansion of services and rapid growth may obscure the effect of seasonality in the Company's financial results, the Company's first and fourth quarters generally reflect lower net health services revenues on a same market basis when compared to the Company's second and third quarters.

INSURANCE

    The Physician Groups maintain medical malpractice insurance under one insurance policy in the amount of $1,000,000 per occurrence and $15,000,000 in the aggregate. Pursuant to the management agreements between the Company and the Physician Groups, each Physician Group has agreed to indemnify the Company from certain losses, including medical malpractice. In addition, the Company maintains an umbrella policy that provides excess medical malpractice insurance in the amount of $10,000,000 per occurrence and $10,000,000 in the aggregate and $3,000,000 of general liability insurance.

    The Company is party to certain claims and litigation in the ordinary course of business. The Company is not involved in any legal proceeding that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

EMPLOYEES

    The Company currently has approximately 7,270 employees. None of Concentra's employees is subject to a collective bargaining agreement. The Company has experienced no work stoppages and believes that its employee relations are good. All physicians, physician assistants, and physical therapists who provide professional services in the Company's occupational healthcare clinics are either employed by or contract with the professional associations with which the Company is affiliated.

RISK FACTORS

DEPENDENCE ON FUTURE ACQUISITIONS AND JOINT VENTURES; ACQUISITION RISKS

    The Company's growth in new and existing markets is dependent upon an aggressive acquisition and joint venture strategy. The Company is in various stages of negotiations to acquire businesses and practices from a number of prospective selling groups. There can be no assurance that further suitable acquisition candidates can be found, that acquisitions can be financed or consummated on favorable terms or that such acquisitions, if completed, will be successful. In addition, there can be no assurance that the Company will be able to integrate successfully the operations of any acquired business or institute Company-wide systems and procedures to operate successfully the combined enterprises. The success of the Company's acquisitions will be determined by numerous factors, including the Company's ability to identify suitable acquisition candidates, competition for such acquisitions, the purchase price, the financial performance of the acquired businesses after acquisition and the ability of the Company to integrate effectively the operations of acquired businesses. A strategy of growth by acquisition also involves the risk of assuming unknown or contingent liabilities of the acquired business, which could be material, individually or in the aggregate. Any failure by the Company to identify suitable candidates for acquisition, to integrate or operate acquired businesses effectively or to insulate itself from unwanted liabilities of acquired businesses may have a material adverse effect on the Company's business, financial condition and results of operations. The Emerging Issues Task Force of the Financial Accounting Standards Board is currently evaluating certain matters relating to the physician practice management industry, including a review of accounting for business combinations. The Company is unable to predict the impact, if any, that this review may have on the Company's acquisition strategy.

    The Company has also entered into, and is in various stages of negotiations to form, joint ventures to own and operate occupational healthcare centers in selected markets and to enter into management agreements in selected markets. The Company's strategy is to form these joint ventures or enter into these management agreements with competitively-positioned hospital management companies, hospital systems and other healthcare providers. There can be no assurances that the Company will continue to utilize joint ventures or management agreements as part of its growth strategy, that further suitable joint ventures or management agreements can be formed or that such existing or future ventures will be successful.

EFFECT OF AMORTIZATION ON RESULTS OF OPERATIONS

    The Company has pursued acquisitions as an important component of its business strategy, and expects that it will continue to pursue acquisitions. The Company has had, and will continue to have, significant charges for depreciation and amortization expense related to the fixed assets and intangibles acquired, or to be acquired, in its acquisitions. Consequently, the Company expects that such depreciation and amortization will continue to impact its results of operations. The Company periodically reviews whether changes have occurred, either specific to the business or generally in the industry, which might require revision of the remaining estimated useful life of the assigned goodwill or render all or a portion of the goodwill non-recoverable. In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," impairments are determined by comparing undiscounted estimated future cash flows to the carrying value of long-lived assets. At December 31, 1997, intangible assets were approximately $229 million compared to total assets of $436 million and stockholders' equity of $223 million.

MANAGEMENT OF GROWTH

    The Company has experienced rapid growth. The continued rapid growth of the Company could place a significant strain on its management and other resources. The Company anticipates that continued growth, if any, will require it to continue to recruit, hire, train and retain a substantial number of new and highly skilled administrative, information technology, finance, sales and marketing and support personnel. The Company's ability to compete effectively and to manage future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage its work force. Should the Company continue to experience rapid growth, there can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's operations or that management will adequately anticipate all demands that growth will place on the Company. If the Company's management is unable to manage growth effectively, the quality of the Company's products and its business, operating results and financial condition could be materially and adversely affected.

COMPETITION

    The market to provide healthcare services within the workers' compensation system is highly fragmented and competitive. The Company's primary competitors have typically been independent physicians, hospital emergency departments and hospital-owned or hospital-affiliated medical facilities. The Company believes that, due to the emergence of managed care, its competitors will increasingly consist of specialized provider groups, insurance companies, HMOs and other significant providers of managed care products.

    The Company also faces competition from large insurers, HMOs, PPOs, TPAs and other managed health care companies. The Company believes that, as managed care techniques continue to gain acceptance in the workers' compensation marketplace, the Company's competitors will increasingly consist of nationally focused workers' compensation managed care service companies, insurance companies, HMOs and other significant providers of managed care products. Legislative reforms in some states permit employers to designate health plans such as HMOs and PPOs to cover workers' compensation claimants. Because many health plans have the ability to manage medical costs for workers' compensation claimants, such legislation may intensify competition in the market served by the Company. Many of the Company's current and potential competitors are significantly larger and have greater financial and marketing resources than those of the Company, and there can be no assurance that the Company will continue to maintain its existing performance or be successful with any new products or in any new geographic markets it may enter.

UNCERTAINTIES RELATED TO CHANGING HEALTHCARE ENVIRONMENT; CHANGES IN MARKET
  DYNAMICS

    The healthcare industry has experienced substantial changes in recent years. Although managed care has yet to become a major factor in occupational healthcare, the Company anticipates that managed care programs, including case rate and capitation plans, may play an increasing role in the delivery of occupational healthcare services, and that competition in the occupational healthcare industry may shift from individual practitioners to specialized provider groups such as those managed by the Company, insurance companies, HMOs and other significant providers of managed care products. To facilitate the Company's managed care strategy, the Company is developing risk-sharing products for the workers' compensation industry that will be marketed to employers, insurers and managed care organizations. No assurance can be given that the Company will prosper in the changing healthcare environment or that the Company's strategy to develop managed care programs will succeed in meeting employers' and workers' occupational healthcare needs.

    Legislative reforms in some states permit employers to designate health plans such as HMOs and PPOs to cover workers' compensation claimants. Because many health plans have the capacity to manage health care for workers' compensation claimants, such legislation may intensify competition in the market served by the Company. Within the past few years, several states have experienced decreases in the number of workers' compensation claims and the average cost per claim which have been reflected in workers' compensation insurance premium rate reductions in those states. The Company believes that declines in workers' compensation costs in these states are due principally to intensified efforts by payors to manage and control claim costs, to improved risk management by employers and to legislative reforms. If declines in workers' compensation costs occur in many states and persist over the long-term, they may have an adverse impact on the Company's business and results of operations.

UNCERTAINTIES REGARDING HEALTHCARE REFORM

    There have been numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. The Company believes that such initiatives will continue during the foreseeable future. Aspects of certain of these reforms as proposed in the past could, if adopted, adversely affect the Company.

RISKS INHERENT IN PROVISION OF MEDICAL SERVICES; POSSIBLE LITIGATION AND LEGAL
  LIABILITY

    The professional associations with which the Company is affiliated (the "Physician Groups") and certain employees of the Company are involved in the delivery of healthcare services to the public and, therefore, are exposed to the risk of professional liability claims. Claims of this nature, if successful, could result in substantial damage awards to the claimants which may exceed the limits of any applicable insurance coverage. The Company is indemnified under its management agreements with the Physician Groups for claims against them, maintains liability insurance for itself and negotiates liability insurance for the physicians in the Physician Groups. Successful malpractice claims asserted against the Physician Groups or the Company, however, could have a material adverse effect on the Company's financial condition and profitability.

    The Company, through its utilization management services, makes recommendations concerning the appropriateness of providers' proposed medical treatment plans of patients throughout the country, and as a result it could be subject to changes arising from any adverse medical consequences. The Company does not grant or deny claims for payment of benefits and the Company does not believe that it engages in the practice of medicine or the delivery of medical services. There can be no assurance, however, that the Company will not be subject to claims or litigation related to the grant or denial of claims for payment of benefits or allegations that the Company engages in the practice of medicine or the delivery of medical services. In addition, there can be no assurance that the Company will not be subject to other litigation that may adversely affect the Company's business or results of operations. The Company maintains errors and omissions insurance and such other lines of coverage as the Company believes are reasonable in light of the Company's experience to date. There can be no assurance, however, that such insurance will be sufficient or available at reasonable cost to protect the Company from liability which might adversely affect the Company's business or results of operations.

CORPORATE PRACTICE OF MEDICINE AND OTHER LAWS AND REGULATIONS

    Most states limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Many states also limit the scope of business relationships between business entities such as the Company and licensed professionals and professional corporations, particularly with respect to fee-splitting between a physician and another person or entity and non-physicians exercising control over physicians engaged in the practice of medicine.

    Laws and regulations relating to the practice of medicine, fee-splitting and similar issues vary widely from state to state, are often vague, and are seldom interpreted by courts or regulatory agencies in a manner that provides guidance with respect to business operations such as those of the Company. Although the Company attempts to structure all of its operations so that they comply with the relevant state statutes and applicable medical practice, fee-splitting and similar laws, there can be no assurance that (i) courts or governmental officials with the power to interpret or enforce these laws and regulations will not assert that the Company or certain transactions in which it is involved are in violation of such laws and regulations and (ii) future interpretations of such laws and regulations will not require structural and organizational modifications of the Company's business.

    Many states, including a number of those in which the Company transacts business, have licensing and other regulatory requirements applicable to the Company's business. Approximately half of the states have enacted laws that require licensing of businesses which provide medical review services, such as the Company. Some of these laws apply to medical review of care covered by workers' compensation. These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control, and dispute resolution procedures. These regulatory programs may result in increased costs of operation for the Company, which may have an adverse impact upon the Company's ability to compete with other available alternatives for healthcare cost control. In addition, new laws regulating the operation of managed care provider networks have been adopted by a number of states. These laws may apply to managed care provider networks having contracts with the Company or to provider networks which the Company has organized and may organize in the future. To the extent the Company is governed by these regulations, it may be subject to additional licensing requirements, financial oversight and procedural standards for beneficiaries and providers. Regulation in the healthcare and workers' compensation fields is constantly evolving. The Company is unable to predict what additional government regulations, if any, affecting its business may be promulgated in the future. The Company's business may be adversely affected by failure to comply with existing laws and regulations, failure to obtain necessary licenses and government approvals or failure to adapt to new or modified regulatory requirements. In addition, the automobile insurance industry, like the workers' compensation industry, is regulated on a state-by-state basis. Although regulatory approval is not required for the Company to offer most of its services to the automobile insurance market, state regulatory approval is required in order to offer automobile insurers' products that permit them to direct claimants into a network of medical providers.

FRAUD AND ABUSE LAWS

    A federal law (the "Anti-Kickback Statute") prohibits the offer, payment, solicitation or receipt of any form of remuneration to induce or in return for the referral of Medicare or other governmental health program patients or patient care opportunities, or in return for the purchase, lease or order of items or services that are covered by Medicare or other governmental health programs. Violations of the statute can result in the imposition of substantial civil and criminal penalties. In addition, as of January 1, 1995, certain anti-referral provisions (the "Stark Amendments") prohibit a physician with a "financial interest" in an entity from referring a patient to that entity for the provision of any of eleven "designated health services" (some of which are provided by Physician Groups affiliated with the Company).

    At least six of the states in which the Company conducts business (Florida, California, Texas, Arizona, New Jersey and Maryland) have enacted statutes similar in scope and purpose to the Anti-Kickback Statute. There is currently no authority interpreting these statutes in a manner directly relevant to the Company's business. The Company believes that regulatory authorities and state courts interpreting these statutes may regard federal law under the Anti-Kickback Statute as persuasive, and further believes that its arrangements with the Physician Groups comply with the Anti-Kickback Statute. In addition, most states have statutes, regulations or professional codes that restrict a physician from accepting various kinds of remuneration in exchange for making referrals. Several states are considering legislation that would prohibit referrals by a physician to an entity in which the physician has a specified financial interest.

    All of the foregoing laws are subject to modification and interpretation, and have not often been interpreted by appropriate authorities in a manner adverse to the Company's business, and are enforced by authorities vested with broad discretion. The Company has attempted to structure all of its operations so that they comply with all applicable anti-kickback and anti-referral prohibitions. The Company also continually monitors developments in this area. If these laws are interpreted in a manner contrary to the Company's interpretation, are reinterpreted or amended, or if new legislation is enacted with respect to healthcare fraud and abuse or similar issues, the Company will seek to restructure any affected operations so as to maintain compliance with applicable law. No assurance can be given that such restructuring will be possible, or, if possible, will not adversely affect the Company's business or results of operations.

RELIANCE ON DATA PROCESSING AND LICENSED SOFTWARE

    Certain aspects of the Company's business are dependent upon its ability to store, retrieve, process and manage data and to maintain and upgrade its data processing capabilities. Interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors or other computer problems could have a material adverse affect on the Company's business and results of operations. Certain of the software used by the Company within its medical bill review operation is licensed from an independent third party software company pursuant to a non-exclusive license that may be terminated by either party upon six months notice. While the Company has historically maintained a good relationship with the licensor, there can be no assurance that this software license will not be terminated or that the licensor will be able to continue the license on its existing terms. Although management believes that alternative software would be available if the existing license were terminated, such termination could be disruptive and could have a material adverse effect on the Company's business and results of operations.

INFORMATION SYSTEM UPGRADES AND YEAR 2000 COMPLIANCE

    The Company continually evaluates and upgrades its management information systems. The Company has completed a number of acquisitions in recent years, and the information systems of some of the acquired operations have not been fully integrated with the Company's information systems. Although the Company does not anticipate any disruption in its operations or financial reporting as a result of system upgrades or system integrations, there can be no assurance that such disruption will not occur or that the desired benefits from the system upgrades will be realized. Currently, there is significant uncertainty in the software industry and among software users regarding the impact of the year 2000 on installed software. Software database modifications and/or implementation modifications will be required to enable such software to distinguish between 21st and 20th century dates. The Company uses third-party system software which will need to be modified or replaced in order to address year 2000 compliance. If the Company does not identify and implement modifications or new software prior to January 1, 2000, its operations could be disrupted. In addition, the Company's operations could be disrupted if the companies with which the Company does business do not identify and correct any such year 2000 problems and such failure adversely affects their ability to do business with the Company. While the Company considers the cost to become year 2000 compliant to be a normal operating cost necessary to periodically upgrade system software, there can be no assurance that costs incurred in becoming year 2000 compliant will not have a material adverse effect on the Company's business or operating results or financial condition.

VOLATILITY OF STOCK PRICE

    The market price of the Company's Common Stock has been volatile and may be volatile in the future. Future developments concerning the Company or its competitors, including developments related to governmental regulations, acquisitions, operating results, the healthcare industry generally and general market and economic conditions, may have a significant impact on the market price of the Company's Common Stock.

DIVIDEND POLICY AND RESTRICTIONS

    The Company does not intend to pay cash dividends on the Common Stock in the foreseeable future and anticipates that future earnings will be retained to finance future operations and expansion. The revolving credit agreement with its senior lenders prohibits the Company from paying dividends and making other distributions on its Common Stock.

ANTI-TAKEOVER PROVISIONS

    Certain provisions of the Company's Certificate of Incorporation and certain provisions of the Delaware General Corporation Law may make it difficult to change control of the Company and replace incumbent management. For example, the Company's Certificate of Incorporation provides for a staggered Board of Directors and permits the Board of Directors, without stockholder approval, to issue additional shares of Common Stock or establish one or more series of Preferred Stock having such number of shares, designations, relative voting rights, dividend rates, liquidation and other rights, preferences and limitations as the Board of Directors may determine. The Company has also adopted a Rights Plan, which is intended to deter certain takeover practices or takeover bids.

ITEM 2.  PROPERTIES

    The Company's principal corporate office is located in Boston, Massachusetts. The Company leases the 11,000 square feet of space in this site pursuant to a lease agreement expiring in 2003. Except for ten offices which are owned by the Company, the Company also leases all of its offices located in 49 states and three Canadian provinces. Thirteen of the Company's offices are leased from Colonial Realty Trust, of which Ms. Silverman and Mr. Larson are the trustees and beneficiaries. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is party to certain claims and litigation in the ordinary course of business. The Company is not involved in any legal proceeding that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of 1997, no matter was submitted to a vote of security holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Incorporated herein by reference from page 36 of the Registrant's 1997 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

    Incorporated herein by reference to Note 13 to the Consolidated Financial Statements on page 34 of the Registrant's 1997 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Incorporated herein by reference from pages 14 through 18 of the Registrant's 1997 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Incorporated herein by reference from pages 19 through 35 of the Registrant's 1997 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information contained under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Governance of the Company," "Election of Directors" and "Executive Officers of the Company" in the Company's definitive Proxy Statement, which will be filed with the Commission on or about April 4, 1998, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    Information contained under the captions "Executive Compensation", "Compensation Plans," "Option and Compensation Committee Report on Executive Compensation" and "Governance of the Company--Committees of the Board of Directors" in the Company's definitive Proxy Statement, which will be filed with the Commission on or about April 4, 1998, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information contained under the caption "Security Ownership of Certain Beneficial Owners" and "Management" in the Company's definitive Proxy Statement, which will be filed with the Commission on or about April 4, 1998, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information contained under the caption "Certain Transactions" in the Company's definitive Proxy Statement, which will be filed with the Commission on or about April 4, 1998, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) (1) CONSOLIDATED FINANCIAL STATEMENTS

    (2) FINANCIAL STATEMENT SCHEDULE

    The financial statement schedule, Supplemental Schedule II--Allowance for Doubtful Accounts, is filed with this report and appears on page S-1.

    The Report of Independent Accountants on Financial Statement Schedules is filed with this report and appears on page 34.

    All other schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission, are not required under the related instructions or are not applicable and, therefore, have been omitted.

    (3) EXHIBITS

    The following is a list of exhibits filed as part of the Form 10-K:

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
       2.1   Agreement and Plan of Reorganization dated April 21, 1997 among CRA Managed Care, Inc. ("CRA"),
             OccuSystems, Inc. ("OccuSystems") and the Registrant (incorporated by reference to Appendix A to the
             Joint Proxy Statement/Prospectus forming a part of the Registrant's Registration Statement on Form S-4
             (File No. 333-27105) filed with the Securities and Exchange Commission (the "SEC") on July 31, 1997)

      +2.2   Agreement and Plan of Merger dated February 24, 1998 among the Registrant and Preferred Payment Systems,
             Inc.

       2.3   Asset Purchase Agreement dated June 4, 1997, among CRA, FNS Acquisition Corp., First Notice Systems,
             Inc. and the stockholders of First Notice Systems, Inc. (incorporated by reference to Exhibit 1 to CRA's
             Current Report on Form 8-K (File No. 02-25856) dated June 18, 1997)

      +3.1   Amended and Restated Certificate of Incorporation dated August 27, 1997

       3.2   Bylaws of Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Registration
             Statement on Form S-4 (File No. 333-27105) filed with the SEC on July 31, 1997)

       4.1   Form of Certificate of Common Stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-27105)
             filed with the SEC on July 31, 1997)

       4.2   Indenture dated December 24, 1996 between OccuSystems and United States Trust Company of New York, as
             Trustee, (the "OccuSystems Indenture") relating to the 6% Convertible Subordinated Notes due 2001
             (incorporated by reference to Exhibit 4.1 to OccuSystems' Registration Statement on Form S-3 (File No.
             333-20933) as filed with the SEC on January 31, 1997)

      +4.2   First Supplemental Indenture dated August 29, 1997 between OccuSystems, the Registrant and United States
             Trust Company of New York, as Trust, relating to the 6% Convertible Subordinated Notes due 2001

       4.3   Indenture dated as of March 16, 1998 between the Registrant and Chase Bank of Texas, N.A., as Trustee,
             (the "Concentra Indenture") relating to the 4.5% Convertible Subordinated Notes due 2003 (incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-22751) filed with the SEC on
             March 30, 1998)

       4.4   Form of 6% Convertible Subordinated Note due 2001, establishing the terms of the 6% Convertible
             Subordinated Notes due 2001 pursuant to the OccuSystems Indenture (incorporated by reference to Exhibit
             A to the OccuSystems Indenture which Indenture is incorporated by reference to Exhibit 4.1 to
             OccuSystems' Registration Statement on Form S-3 (File No. 333-20933) as filed with the SEC on January
             31, 1997)

       4.5   Form of 4.5% Convertible Subordinated Notes due 2003, establishing the terms of the 4.5% Convertible
             Subordinated Notes due 2003 pursuant to the Concentra Indenture (incorporated by reference to the
             Registrant's Current Report on Form 8-K (File No.000-22751) filed with the SEC on March 30, 1998)

      +4.6   Certificate of Designation of Series A Junior Participating Preferred Stock

       4.7   Form of Right Certificate (included as Exhibit B to the Rights Agreement filed as Exhibit 10.2 hereto).
             Pursuant to the Rights Agreement, printed Right Certificates will not be delivered until as soon as practicable after the Distribution Date (as defined in the Rights Agreement)

       4.8   Registration Rights Agreement dated as of March 11, 1998, among the Registrant, BT Alex. Brown
             Incorporated, BancAmerica Robertson Stephens, Donaldson, Lufkin & Jenrette Securities Corporation and
             Piper Jaffray Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K (File No.
             000-22751) filed with the SEC on March 30, 1998)

       4.9   Registration Rights Agreement dated as of March 8, 1994, among Comprehensive Rehabilitation Associates,
             Inc., J.H. Whitney & Co., Whitney 1990 Equity Fund, L.P., Whitney Subordinated Debt Fund, L.P., First
             Union Corporation, Lois E. Silverman and Donald J. Larson (incorporated by reference to Exhibit 10.7 to
             CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)

     +10.1   Amended and Restated Credit Agreement dated as of February 20, 1998, between the Registrant, as
             Borrower, and First Union National Bank, as Administrative Agent, Fleet National Bank, as Documentation
             Agent, and the banks and financial institutions listed as signatories thereto, as amended by that certain letter agreement dated as of March 9, 1998, and as further amended by that certain letter agreement dated as of March 12, 1998

      10.2   Purchase Agreement dated as of March 11, 1998, among the Registrant, BT Alex. Brown Incorporated,
             BancAmerica Robertson Stephens, Donaldson, Lufkin & Jenrette Securities Corporation and Piper Jaffray,
             Inc. (incorporated by reference to the Registrant's Current Form on Form 8-K (File No. 000-22751) filed with the SEC on March 30, 1998)

      10.3   Rights Agreement dated September 29, 1997 between the Registrant and ChaseMellon Shareholder Services,
             L.L.C. (incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A
             filed with the SEC on October 1, 1998)

      10.4   Concentra Managed Care, Inc. 1997 Long-Term Incentive Plan (incorporated by reference to Appendix G to the Joint Proxy Statement/Prospectus forming a part of the Registrant's Registration Statement on Form
             S-4 (File No. 333-27105) filed with the SEC on July 31, 1997)

      10.5   Concentra Managed Care, Inc. 1997 Employee Stock Purchase Plan (incorporated by reference to Appendix H to the Joint Proxy Statement/Prospectus forming a part of the Registrant's Registration Statement on
             Form S-4 (file no. 333-27105) filed with the SEC on July 31, 1997)

      10.6   CRA Managed Care, Inc. 1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.25 to
             CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)

      10.7   CRA Managed Care, Inc. 1994 Non-Qualified Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the
             SEC on March 17, 1995)

      10.8   CRA Managed Care, Inc. 1994 Non-Qualified Time Acceleration Restricted Stock Option Plan (incorporated by reference to Exhibit 10.5 to CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)

      10.9   OccuSystems, Inc. 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to
             OccuSystems' Registration Statement on Form S-1 (File No. 33-79734) filed with the SEC on May 8, 1995)

      10.10  First Amended and Restated OccuSystems, Inc. and its Subsidiaries and Affiliates Stock Option and
             Restricted Stock Purchase Plan dated April 28, 1992 (incorporated by reference to Exhibit 10.11 to
             OccuSystems' Registration Statement on Form S-1 (File No. 33-79734) filed with the SEC on May 8, 1995)

      10.11  Employment Agreement dated April 21, 1997, between the Registrant and Donald J. Larson (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-4 (File No. 333-27105)
             filed with the SEC on July 31, 1997)

      10.12  Employment Agreement dated April 21, 1997, between the Registrant and Joseph F. Peace (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-4 (File No. 333-27105)
             filed with the SEC on July 31, 1997)

      10.13  Employment Agreement dated April 21, 1997, between the Registrant and Richard A. Parr II (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-4 (File No.
             333-27105) filed with the SEC on July 31, 1997)

      10.14  Employment Agreement dated April 21, 1997, between the Registrant and Daniel J. Thomas (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-4 (File No. 333-27105)
             filed with the SEC on July 31, 1997)

      10.15  Employment Agreement dated April 21, 1997, between the Registrant and W. Thomas Fogarty (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-4 (File No. 333-27105)
             filed with the SEC on July 31, 1997)

      10.16  Employment Agreement dated April 21, 1997, between the Registrant and James M. Greenwood (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-4 (File No.
             333-27105) filed with the SEC on July 31, 1997)

     +10.17  Indemnification Agreement dated September 17, 1997, between the Registrant and Donald J. Larson
             (identical agreements were executed between the Registrant and each of the following: Joseph F. Peace,
             Richard A. Parr II, Daniel J. Thomas, James M. Greenwood, W. Tom Fogarty, Kenneth Loffredo, Mitchell T.
             Rabkin, George H. Conrades, Robert A. Ortenzio, Lois E. Silverman, Paul B. Queally, John K. Carlyle,
             Robert W. O'Leary)

      10.18  Termination Agreement dated as of May 15, 1997, between the Registrant and Lois E. Silverman
             (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-4 (File
             No. 333-27105) filed with the SEC on July 31, 1997)

      10.19  Termination Agreement dated as of May 15, 1997, between the Registrant and Richard D. Rehm (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-4 (File No.
             333-27105) filed with the SEC on July 31, 1997)

      10.20  Agreement of Acceptance dated as of July 29, 1997, among the Registrant, Donald J. Larson and Lois E.
             Silverman (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form
             S-4 (File No. 333-27105) filed with the SEC on July 31, 1997)

      10.21  Software License Agreement dated February 10, 1995 between CRA and CompReview, Inc. (confidential treatment granted) (incorporation by reference to CRA's Registration Statement on Form S-1 (File No.
             33-90426) filed with the SEC on March 17, 1995)

      10.22  Lease Agreement dated January 1, 1994 between the Registrant and Colonial Realty Trust for office space located at 168 U.S. Route 1, Falmouth, ME 04105 (incorporated by reference to Exhibit 10.10 to CRA's
             Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)

      10.23  Lease Agreement dated January 1, 1994 between the Registrant and Colonial Realty Trust for office space located at 46 Austin Street, Newtonville, MA 02160 (incorporated by reference to Exhibit 10.11 to CRA's
             Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)

      10.24  Lease Agreement dated January 1, 1994 between the Registrant and Colonial Realty Trust for office space located at 312 Union Wharf, Boston, MA 02109 (incorporated by reference to Exhibit 10.17 to CRA's
             Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)

      10.25  Lease Agreement dated January 1, 1994 between the Registrant and Colonial Realty Trust for office space located at 565 Turnpike Street, North Andover, MA 01845 (incorporated by reference to Exhibit 10.18 to
             CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)

      10.26  Lease Agreement dated January 1, 1994 between the Registrant and Colonial Realty Trust for office space located at 15A Riverway Place, Bedford, NH 03110 (incorporated by reference to Exhibit 10.19 to CRA's
             Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)

      10.27  Lease Agreement dated January 1, 1994 between the Registrant and Colonial Realty Trust for office space located at 509 Stillwells Corner Road, Freehold, NJ 07728 (incorporated by reference to Exhibit 10.20 to
             CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)

      10.28  Lease Agreement dated January 1, 1994 between the Registrant and Colonial Realty Trust for office space located at 732 Thimble Shoals Blvd., Newport News, VA 23606 (incorporated by reference to Exhibit 10.21 to CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)

      10.29  Lease Agreement dated January 1, 1994 between the Registrant and Colonial Realty Trust for office space located at 10132 Colvin Run Road, Suite A, Great Falls, VA 22066 (incorporated by reference to Exhibit
             10.22 to CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17,
             1995)

      10.30  Occupational Medicine Center Management and Consulting Agreement dated December 31, 1993, between
             Concentra Health Services, Inc. (formerly OccuCenters, Inc.) ("CHS") and Occupational Health Centers of
             Southwest, P.A., a Texas professional association (incorporated by reference to Exhibit 10.6 to
             OccuSystems' Annual Report on Form 10-K (File No. 0-24440) filed with the SEC on March 29, 1996)

      10.31  Occupational Medicine Center Management and Consulting Agreement dated December 31, 1993, between CHS and Occupational Health Centers of Southwest, P.A., a Arizona professional association (incorporated by reference to Exhibit 10.7 to OccuSystems' Annual Report on Form 10-K (File No. 0-24440) filed with the
             SEC on March 29, 1996)

      10.32  Occupational Medicine Center Management and Consulting Agreement dated December 31, 1993, between CHS and Occupational Health Centers of New Jersey, a New Jersey professional association (incorporated by reference to Exhibit 10.8 to OccuSystems' Registration Statement on Form S-1 (File No. 33-01660) filed with the SEC on March 28, 1996)

      10.33  Warrant Agreement dated January 3, 1995 between OccuSystems and Creditanstalt-Bankverein (incorporation by reference to Exhibit 10.13 to OccuSystems' Registration Statement on Form S-1 (File No. 33-01660)
             filed with the SEC on March 28, 1996)

     +10.34  Voting Agreement dated May 15, 1997, by and between Lois E. Silverman and Donald J. Larson

     +11.1   Statement regarding calculation of shares used in determining earnings per share and pro forma earnings per share.

     +13.1   Excerpts from the Company's 1997 Annual Report to Stockholders.

     +21.1   List of Subsidiaries.

     +23.1   Consent of Arthur Andersen LLP.

     +27.1   Financial Data Schedule

     +27.2   Financial Data Schedule

     +27.3   Financial Data Schedule

------------------------

+   Filed herewith.

    (b) REPORTS ON FORM 8-K.

REPORTS ON FORM 8-K

    During the quarter ended December 31, 1997, the Registrant filed the following Current Reports on Form 8-K:

    (1) On November 7, 1997, the Company filed a Current Report on Form 8-K dated October 31, 1997, reporting under Item 5 (Other Events) the earnings for the quarter ended September 30, 1997 for the Registrant.

    (2) On October 14, 1997, the Company filed a Current Report on Form 8-K dated October 9, 1997, reporting under Item 5 (Other Events) the consummation of the purchase of 16 occupational medicine centers from Vencor, Inc.

    (3) On October 1, 1997, the Company filed a Current Report on Form 8-K dated September 29, 1997, reporting under Item 5 (Other Events) the declaration of a dividend of one preferred share purchase right for each outstanding share of common stock of the Registrant in connection with the Registrant's Rights Agreement dated as of September 29, 1997 between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1998.

                                CONCENTRA MANAGED CARE, INC.

                                By:             /s/ JOSEPH F. PESCE
                                     -----------------------------------------
                                                  Joseph F. Pesce
                                     EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                     OFFICER AND TREASURER (PRINCIPAL FINANCIAL
                                              AND ACCOUNTING OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------
                                Chairman, Chief Executive
     /s/ DONALD J. LARSON         Officer and Director
------------------------------    (Principal Executive        March 31, 1998
       Donald J. Larson           Officer

     /s/ DANIEL J. THOMAS       President and Chief
------------------------------    Operating Officer and       March 31, 1998
       Daniel J. Thomas           Director

                                Executive Vice President,
     /s/ JOSEPH F. PESCE          Chief Financial Officer,
------------------------------    and Treasurer (Principal    March 31, 1998
       Joseph F. Pesce            Financial and Accounting
                                  Officer)

     /s/ JOHN K. CARLYLE
------------------------------  Director                      March 31, 1998
       John K. Carlyle

    /s/ GEORGE H. CONRADES
------------------------------  Director                      March 31, 1998
      George H. Conrades

    /s/ ROBERT W. O'LEARY
------------------------------  Director                      March 31, 1998
      Robert W. O'Leary

    /s/ ROBERT A. ORTENZIO
------------------------------  Director                      March 31, 1998
      Robert A. Ortenzio

     /s/ PAUL B. QUEALLY
------------------------------  Director                      March 31, 1998
       Paul B. Queally

    /s/ MITCHELL T. RABKIN
------------------------------  Director                      March 31, 1998
      Mitchell T. Rabkin

    /s/ LOIS E. SILVERMAN
------------------------------  Director                      March 31, 1998
      Lois E. Silverman

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To Concentra Managed Care, Inc.:

    We have audited in accordance with generally accepted auditing standards, the financial statements of Concentra Managed Care, Inc. incorporated by reference in this Form 10-K and have issued our report thereon dated January 30, 1998 (except with respect to the matter discussed in Footnote 14, as to which the date is March 11, 1998). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of the financial statement schedules is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP
Boston, Massachusetts
January 30, 1998

                               INDEX TO EXHIBITS

 EXHIBIT
  NUMBER                                                                                                          PAGE
----------                                                                                                        -----

      2.1   Agreement and Plan of Reorganization dated April 21, 1997 among CRA Managed Care, Inc. ("CRA"),
            OccuSystems, Inc. ("OccuSystems") and the Registrant (incorporated by reference to Appendix A to the Joint Proxy Statement/Prospectus forming a part of the Registrant's Registration Statement on
            Form S-4 (File No. 333-27105) filed with the Securities and Exchange Commission (the "SEC") on
            July 31, 1997)

     +2.2   Agreement and Plan of Merger dated February 24, 1998 among the Registrant and Preferred Payment
            Systems, Inc.

      2.3   Asset Purchase Agreement dated June 4, 1997, among CRA, FNS Acquisition Corp., First Notice
            Systems, Inc. and the stockholders of First Notice Systems, Inc. (incorporated by reference to
            Exhibit 1 to CRA's Current Report on Form 8-K (File No. 02-25856) dated June 18, 1997)

     +3.1   Amended and Restated Certificate of Incorporation dated August 27, 1997

      3.2   Bylaws of Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Registration
            Statement on Form S-4 (File No. 333-27105) filed with the SEC on July 31, 1997)

      4.1   Form of Certificate of Common Stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (File No.
            333-27105) filed with the SEC on July 31, 1997)

      4.2   Indenture dated December 24, 1996 between OccuSystems and United States Trust Company of New
            York, as Trustee, (the "OccuSystems Indenture") relating to the 6% Convertible Subordinated Notes due 2001 (incorporated by reference to Exhibit 4.1 to OccuSystems' Registration Statement on Form
            S-3 (File No. 333-20933) as filed with the SEC on January 31, 1997)

     +4.2   First Supplemental Indenture dated August 29, 1997 between OccuSystems, the Registrant and United
            States Trust Company of New York, as Trust, relating to the 6% Convertible Subordinated Notes due
            2001

      4.3   Indenture dated as of March 16, 1998 between the Registrant and Chase Bank of Texas, N.A., as
            Trustee, (the "Concentra Indenture") relating to the 4.5% Convertible Subordinated Notes due 2003
            (incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-22751)
            filed with the SEC on March 30, 1998)

      4.4   Form of 6% Convertible Subordinated Note due 2001, establishing the terms of the 6% Convertible
            Subordinated Notes due 2001 pursuant to the OccuSystems Indenture (incorporated by reference to
            Exhibit A to the OccuSystems Indenture which Indenture is incorporated by reference to Exhibit
            4.1 to OccuSystems' Registration Statement on Form S-3 (File No. 333-20933) as filed with the SEC on January 31, 1997)

      4.5   Form of 4.5% Convertible Subordinated Notes due 2003, establishing the terms of the 4.5%
            Convertible Subordinated Notes due 2003 pursuant to the Concentra Indenture (incorporated by reference to the Registrant's Current Report on Form 8-K (File No.000-22751) filed with the SEC on March 30, 1998)

     +4.6   Certificate of Designation of Series A Junior Participating Preferred Stock

      4.7   Form of Right Certificate (included as Exhibit B to the Rights Agreement filed as Exhibit 10.2 hereto). Pursuant to the Rights Agreement, printed Right Certificates will not be delivered until as soon as practicable after the Distribution Date (as defined in the Rights Agreement)

      4.8   Registration Rights Agreement dated as of March 11, 1998, among the Registrant, BT Alex. Brown
            Incorporated, BancAmerica Robertson Stephens, Donaldson, Lufkin & Jenrette Securities Corporation
            and Piper Jaffray Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K
            (File No. 000-22751) filed with the SEC on March 30, 1998)

      4.9   Registration Rights Agreement dated as of March 8, 1994, among Comprehensive Rehabilitation
            Associates, Inc., J.H. Whitney & Co., Whitney 1990 Equity Fund, L.P., Whitney Subordinated Debt
            Fund, L.P., First Union Corporation, Lois E. Silverman and Donald J. Larson (incorporated by reference to Exhibit 10.7 to CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)

    +10.1   Amended and Restated Credit Agreement dated as of February 20, 1998, between the Registrant, as
            Borrower, and First Union National Bank, as Administrative Agent, Fleet National Bank, as
            Documentation Agent, and the banks and financial institutions listed as signatories thereto, as amended by that certain letter agreement dated as of March 9, 1998, and as further amended by that certain letter agreement dated as of March 12, 1998

     10.2   Purchase Agreement dated as of March 11, 1998, among the Registrant, BT Alex. Brown Incorporated,
            BancAmerica Robertson Stephens, Donaldson, Lufkin & Jenrette Securities Corporation and Piper
            Jaffray, Inc. (incorporated by reference to the Registrant's Current Form on Form 8-K (File No.
            000-22751) filed with the SEC on March 30, 1998)

     10.3   Rights Agreement dated September 29, 1997 between the Registrant and ChaseMellon Shareholder
            Services, L.L.C. (incorporated by reference to Exhibit 1 to the Registrant's Registration
            Statement on Form 8-A filed with the SEC on October 1, 1998)

     10.4   Concentra Managed Care, Inc. 1997 Long-Term Incentive Plan (incorporated by reference to Appendix
            G to the Joint Proxy Statement/Prospectus forming a part of the Registrant's Registration
            Statement on Form S-4 (File No. 333-27105) filed with the SEC on July 31, 1997)

     10.5   Concentra Managed Care, Inc. 1997 Employee Stock Purchase Plan (incorporated by reference to
            Appendix H to the Joint Proxy Statement/Prospectus forming a part of the Registrant's
            Registration Statement on Form S-4 (file no. 333-27105) filed with the SEC on July 31, 1997)

     10.6   CRA Managed Care, Inc. 1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit
            10.25 to CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March
            17, 1995)

     10.7   CRA Managed Care, Inc. 1994 Non-Qualified Stock Option Plan for Non-Employee Directors
            (incorporated by reference to Exhibit 10.3 to CRA's Registration Statement on Form S-1 (File No.
            33-90426) filed with the SEC on March 17, 1995)

     10.8   CRA Managed Care, Inc. 1994 Non-Qualified Time Acceleration Restricted Stock Option Plan
            (incorporated by reference to Exhibit 10.5 to CRA's Registration Statement on Form S-1 (File No.
            33-90426) filed with the SEC on March 17, 1995)

     10.9   OccuSystems, Inc. 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to
            OccuSystems' Registration Statement on Form S-1 (File No. 33-79734) filed with the SEC on May 8,
            1995)

     10.10  First Amended and Restated OccuSystems, Inc. and its Subsidiaries and Affiliates Stock Option and
            Restricted Stock Purchase Plan dated April 28, 1992 (incorporated by reference to Exhibit 10.11 to OccuSystems' Registration Statement on Form S-1 (File No. 33-79734) filed with the SEC on May
            8, 1995)

     10.11  Employment Agreement dated April 21, 1997, between the Registrant and Donald J. Larson
            (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-4
            (File No. 333-27105) filed with the SEC on July 31, 1997)

     10.12  Employment Agreement dated April 21, 1997, between the Registrant and Joseph F. Peace
            (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-4
            (File No. 333-27105) filed with the SEC on July 31, 1997)

     10.13  Employment Agreement dated April 21, 1997, between the Registrant and Richard A. Parr II
            (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form
            S-4 (File No. 333-27105) filed with the SEC on July 31, 1997)

     10.14  Employment Agreement dated April 21, 1997, between the Registrant and Daniel J. Thomas
            (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form
            S-4 (File No. 333-27105) filed with the SEC on July 31, 1997)

     10.15  Employment Agreement dated April 21, 1997, between the Registrant and W. Thomas Fogarty
            (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form
            S-4 (File No. 333-27105) filed with the SEC on July 31, 1997)

     10.16  Employment Agreement dated April 21, 1997, between the Registrant and James M. Greenwood
            (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form
            S-4 (File No. 333-27105) filed with the SEC on July 31, 1997)

    +10.17  Indemnification Agreement dated September 17, 1997, between the Registrant and Donald J. Larson
            (identical agreements were executed between the Registrant and each of the following: Joseph F.
            Peace, Richard A. Parr II, Daniel J. Thomas, James M. Greenwood, W. Tom Fogarty, Kenneth
            Loffredo, Mitchell T. Rabkin, George H. Conrades, Robert A. Ortenzio, Lois E. Silverman, Paul B.
            Queally, John K. Carlyle, Robert W. O'Leary)

     10.18  Termination Agreement dated as of May 15, 1997, between the Registrant and Lois E. Silverman
            (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form
            S-4 (File No. 333-27105) filed with the SEC on July 31, 1997)

     10.19  Termination Agreement dated as of May 15, 1997, between the Registrant and Richard D. Rehm
            (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form
            S-4 (File No. 333-27105) filed with the SEC on July 31, 1997)

     10.20  Agreement of Acceptance dated as of July 29, 1997, among the Registrant, Donald J. Larson and
            Lois E. Silverman (incorporated by reference to Exhibit 10.19 to the Registrant's Registration
            Statement on Form S-4 (File No. 333-27105) filed with the SEC on July 31, 1997)

     10.21  Software License Agreement dated February 10, 1995 between CRA and CompReview, Inc. (confidential treatment granted) (incorporation by reference to CRA's Registration Statement on Form S-1 (File
            No. 33-90426) filed with the SEC on March 17, 1995)

     10.22  Lease Agreement dated January 1, 1994 between the Registrant and Colonial Realty Trust for office space located at 168 U.S. Route 1, Falmouth, ME 04105 (incorporated by reference to Exhibit 10.10 to CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17,
            1995)

     10.23  Lease Agreement dated January 1, 1994 between the Registrant and Colonial Realty Trust for office space located at 46 Austin Street, Newtonville, MA 02160 (incorporated by reference to Exhibit
            10.11 to CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March
            17, 1995)

     10.24  Lease Agreement dated January 1, 1994 between the Registrant and Colonial Realty Trust for office space located at 312 Union Wharf, Boston, MA 02109 (incorporated by reference to Exhibit 10.17 to
            CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17,
            1995)

     10.25  Lease Agreement dated January 1, 1994 between the Registrant and Colonial Realty Trust for office space located at 565 Turnpike Street, North Andover, MA 01845 (incorporated by reference to
            Exhibit 10.18 to CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)

     10.26  Lease Agreement dated January 1, 1994 between the Registrant and Colonial Realty Trust for office space located at 15A Riverway Place, Bedford, NH 03110 (incorporated by reference to Exhibit
            10.19 to CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March
            17, 1995)

     10.27  Lease Agreement dated January 1, 1994 between the Registrant and Colonial Realty Trust for office space located at 509 Stillwells Corner Road, Freehold, NJ 07728 (incorporated by reference to
            Exhibit 10.20 to CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)

     10.28  Lease Agreement dated January 1, 1994 between the Registrant and Colonial Realty Trust for office space located at 732 Thimble Shoals Blvd., Newport News, VA 23606 (incorporated by reference to
            Exhibit 10.21 to CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)

     10.29  Lease Agreement dated January 1, 1994 between the Registrant and Colonial Realty Trust for office space located at 10132 Colvin Run Road, Suite A, Great Falls, VA 22066 (incorporated by reference to Exhibit 10.22 to CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the
            SEC on March 17, 1995)

     10.30  Occupational Medicine Center Management and Consulting Agreement dated December 31, 1993, between
            Concentra Health Services, Inc. (formerly OccuCenters, Inc.) ("CHS") and Occupational Health
            Centers of Southwest, P.A., a Texas professional association (incorporated by reference to
            Exhibit 10.6 to OccuSystems' Annual Report on Form 10-K (File No. 0-24440) filed with the SEC on
            March 29, 1996)

     10.31  Occupational Medicine Center Management and Consulting Agreement dated December 31, 1993, between
            CHS and Occupational Health Centers of Southwest, P.A., a Arizona professional association
            (incorporated by reference to Exhibit 10.7 to OccuSystems' Annual Report on Form 10-K (File No.
            0-24440) filed with the SEC on March 29, 1996)

     10.32  Occupational Medicine Center Management and Consulting Agreement dated December 31, 1993, between
            CHS and Occupational Health Centers of New Jersey, a New Jersey professional association
            (incorporated by reference to Exhibit 10.8 to OccuSystems' Registration Statement on Form S-1
            (File No. 33-01660) filed with the SEC on March 28, 1996)

     10.33  Warrant Agreement dated January 3, 1995 between OccuSystems and Creditanstalt-Bankverein
            (incorporation by reference to Exhibit 10.13 to OccuSystems' Registration Statement on Form S-1
            (File No. 33-01660) filed with the SEC on March 28, 1996)

    +11.1   Statement regarding calculation of shares used in determining earnings per share and pro forma earnings per share.

    +13.1   Excerpts from the Company's 1997 Annual Report to Stockholders.

    +21.1   List of Subsidiaries.

     23.1   Consent of Arthur Andersen LLP.

    +27.1   Financial Data Schedule

    +27.2   Financial Data Schedule

    +27.3   Financial Data Schedule

------------------------

+   Filed herewith.

                                                        SUPPLEMENTAL SCHEDULE II

                          CONCENTRA MANAGED CARE, INC.
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                           BALANCE       ADDITIONS     ADDITIONS                      BALANCE
                                           AT THE       CHARGED TO      ACQUIRED     DEDUCTIONS       AT THE
                                          BEGINNING      COSTS AND      THROUGH         FROM          END OF
                                         OF THE YEAR     EXPENSES     ACQUISITIONS    RESERVES       THE YEAR
                                        -------------  -------------  ------------  -------------  -------------
Allowance for Doubtful Accounts:
    1995..............................  $   3,643,000  $   4,499,000  $  2,259,000  $   2,984,000  $   7,417,000
    1996..............................      7,417,000      6,619,000     5,089,000      7,897,000     11,228,000
    1997..............................     11,228,000     18,121,000     6,951,000     19,039,000     17,261,000