Form 10-Q
period 1998-03-31
CONCENTRA MANAGED CARE INC
filed 1998-05-14
CIK 1038528

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q


             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


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


       Registrant's telephone number, including area code: (617) 367-2163
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                                  Yes  X  No


At May 5, 1998, the registrant had outstanding an aggregate of 46,821,771 shares of its Common Stock, $.01 par value.

                          Concentra Managed Care, Inc.


                                      INDEX


                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

Consolidated Balance Sheets (Unaudited) at December 31, 1997 and
March 31, 1998                                                               3

Consolidated Statements of Operations (Unaudited) for the Three Months
Ended March 31, 1997 and 1998                                                4

Consolidated Statements of Cash Flows (Unaudited) for the Three Months
Ended March 31, 1997 and 1998                                                5

Notes to Consolidated Financial Statements (Unaudited)                       6

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                        8


PART II. OTHER INFORMATION                                                  12

Signature                                                                   13

EXHIBIT INDEX                                                               14


                          Concentra Managed Care, Inc.

                           CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1997 AND MARCH 31, 1998
                                   (UNAUDITED)

                                                  December          March
              ASSETS                              31, 1997         31, 1998
----------------------------------------       -------------    -------------
                                                  Restated
CURRENT ASSETS:
 Cash and cash equivalents                   $  12,576,000    $  95,660,000
 Accounts receivable, net                      106,963,000      110,994,000
 Prepaid expenses and prepaid taxes             26,212,000       27,314,000
                                               -------------    -------------
   Total current assets                        145,751,000      233,968,000
PROPERTY AND EQUIPMENT, NET                     65,703,000       73,173,000
GOODWILL AND OTHER INTANGIBLES, NET            262,592,000      262,473,000
OTHER ASSETS                                     8,925,000       12,753,000
                                               -------------    -------------
                                             $ 482,971,000    $ 582,367,000
                                               -------------    -------------
                                               -------------    -------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------
CURRENT LIABILITIES:
 Revolving credit facility                  $  49,000,000    $          --
 Current portion of long-term debt              7,497,000          459,000
 Accounts payable and accrued expenses         52,136,000       61,473,000
                                              -------------    -------------
   Total current liabilities                  108,633,000       61,932,000
 LONG-TERM DEBT                               150,103,000      297,922,000
 LONG-TERM DEFERRED TAX AND OTHER LIABILITIES  17,794,000       17,445,000
 STOCKHOLDERS' EQUITY:
  Common stock                                    436,000          465,000
  Paid-in-capital                             257,022,000      256,258,000
  Retained deficit                            (51,017,000)     (51,655,000)
                                              -------------    -------------
    Total stockholders' equity                206,441,000      205,068,000
                                              -------------    -------------
                                            $ 482,971,000    $ 582,367,000
                                              -------------    -------------
                                              -------------    -------------

The accompanying notes are an integral part of these consolidated financial statements.

                          Concentra Managed Care, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                                   (UNAUDITED)

                                                                   Three Months Ended
                                                                        March 31,
                                                             ------------------------------
                                                                  1997             1998
                                                             -------------    -------------
                                                                Restated
REVENUE:
Field case management                                        $  32,389,000    $  41,840,000
Specialized cost containment                                    28,370,000       44,379,000
                                                             -------------    -------------
     Managed care services                                      60,759,000       86,219,000
Health services                                                 46,383,000       59,325,000
                                                             -------------    -------------
          Total revenue                                        107,142,000      145,544,000
COST OF SERVICES:
Managed care services                                           47,357,000       64,758,000
Health services                                                 35,805,000       46,288,000
                                                             -------------    -------------
           Total cost of services                               83,162,000      111,046,000
                                                             -------------    -------------
                   Total gross profit                           23,980,000       34,498,000
General and administrative expenses                              9,033,000       10,699,000
Amortization of intangibles                                      1,235,000        2,027,000
Non-recurring charge                                                    --       12,600,000
                                                             -------------    -------------
                   Operating income                             13,712,000        9,172,000
Interest expense                                                 2,427,000        3,882,000
Interest income                                                   (851,000)        (233,000)
Other, net                                                         327,000          109,000
                                                             -------------    -------------
          Income before income taxes                            11,809,000        5,414,000
Provision for income taxes                                       4,106,000        4,567,000
                                                             -------------    -------------
Net income                                                   $   7,703,000    $     847,000
                                                             -------------    -------------
                                                             -------------    -------------

Pro forma net income (see Note 2)                            $   7,080,000
                                                             -------------
                                                             -------------
Basic earnings per share                                     $        0.17    $        0.02
                                                             -------------    -------------
                                                             -------------    -------------
Weighted average common shares outstanding                      42,383,000       44,939,000
                                                             -------------    -------------
                                                             -------------    -------------

Diluted earnings per share                                   $        0.15    $        0.02
                                                             -------------    -------------
                                                             -------------    -------------
Weighted average common shares and equivalents outstanding      46,309,000       47,769,000
                                                             -------------    -------------
                                                             -------------    -------------

The accompanying notes are an integral part of these consolidated financial statements.

                          Concentra Managed Care, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                                   (UNAUDITED)

                                                                       1997            1998
                                                                  -------------    -------------
                                                                    Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                     $   7,703,000    $     847,000
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation of property and equipment                            2,215,000        3,178,000
  Amortization of goodwill and other intangibles                    1,235,000        2,027,000
  Amortization and write-off of start-up costs                        135,000               --
  Amortization of deferred finance costs                               74,000          202,000
 Change in assets and liabilities:
  Accounts receivable, net                                         (7,873,000)      (3,370,000)
  Prepaid expenses, prepaid income taxes and other assets            (230,000)         808,000
  Accounts payable, accrued expenses and income taxes              (1,661,000)       6,927,000
                                                                  -------------    -------------
    Cash flows provided by operating activities                     1,598,000       10,619,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in acquisitions, net of cash acquired                  (1,512,000)      (1,577,000)
 Purchase of property and equipment                                (4,779,000)     (10,395,000)
 Purchase of short-term investments                               (28,546,000)              --
 Proceeds from sale of property and equipment                              --          440,000
                                                                  -------------    -------------
   Cash flows used in investing activities                        (34,837,000)     (11,532,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (payments) under the credit facility                  312,000      (49,000,000)
 Proceeds from the issuance of long-term debt                              --      200,000,000
 Payment of deferred financing costs                                       --       (5,120,000)
 Payments to dissenting shareholders                                       --      (15,047,000)
 Payment on long-term debt and capital leases                      (1,265,000)     (49,219,000)
 Payment of dividends                                                (852,000)      (1,509,000)
 Proceeds from the sale of common stock under employee
  stock purchase plan and stock option plans                        1,266,000        3,892,000
                                                                  -------------    -------------
   Cash flows provided by (used in) financing activities             (539,000)      83,997,000
                                                                  -------------    -------------
NET INCREASE (DECREASE) IN CASH                                   (33,778,000)      83,084,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       58,221,000       12,576,000
                                                                  -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  24,443,000    $  95,660,000
                                                                  -------------    -------------
                                                                  -------------    -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid                                                  $   1,203,000    $   2,557,000
 Income taxes paid                                              $   1,112,000    $   1,897,000


The accompanying notes are an integral part of these consolidated financial statements.

                          Concentra Managed Care, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

The accompanying unaudited financial statements have been prepared by Concentra Managed Care, Inc. (the "Company" or "Concentra") pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (all of which are of a normal recurring nature, with the exception of the non-recurring charge) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with the annual financial statements and, accordingly, should be read in conjunction with the attached Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and footnotes for the year ended December 31, 1997 included in the Company's Form 10-K, where certain terms have been defined, Form 8-Ks and Form 8-K\A relating to the acquisition of Preferred Payment Systems, Inc. ("PPS"), and Form S-3 relating to the issuance of 4.5% Convertible Subordinated Notes.

(1) BASIS OF PRESENTATION AND RECENT ACQUISITIONS

On February 24, 1998, the Company acquired all of the outstanding common stock of Preferred Payment Systems, Inc. ("PPS") of Naperville, Illinois, in exchange for approximately 7,100,000 shares of Concentra common stock, the assumption of PPS options totaling approximately 580,000 shares of Concentra common stock, the payment of $15,047,000 in cash to dissenting PPS shareholders, and the assumption of approximately $49,000,000 of debt which was repaid at the time of the acquisition (see Note 3). This transaction was accounted for as a pooling of interests. PPS, founded in 1990, is a provider of specialized cost containment and outsourcing services for healthcare payors.

The financial statements as of December 31, 1997 and March 31, 1998 and for the three month periods ended March 31, 1997 and 1998 have been restated to reflect the acquisition of PPS in accordance with Accounting Principles Bulletin No. 16, "Business Combinations" ("APB 16"). The Company also completed several immaterial acquisitions during the first quarter of 1998.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") effective in the first quarter of 1998. SFAS 130 establishes standards for reporting comprehensive income and its components in the consolidated financial statements. The Company's reported net income for the three months ended March 31, 1997 and 1998 does not differ from comprehensive income as defined in SFAS 130.

(2) PRO FORMA NET INCOME AND EARNINGS PER SHARE

Pro forma net income and basic and diluted earnings per share for the three months ended March 31, 1997 have been calculated as if the acquisition of PPS had been subject to federal and state income taxes for the entire period, based upon an effective tax rate indicative of the statutory rates in effect. Prior to its acquisition, PPS elected to be taxed as an S corporation, and accordingly, was not subject to federal and state income taxes in certain jurisdictions.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which supersedes Accounting Principles Board Opinion No. 15. Under SFAS 128, Basic Earnings Per Share is computed by dividing reported net income by weighted average common shares outstanding and Diluted Earnings Per Share is computed assuming the exercise of common stock equivalents, including the conversion of the 5% Convertible Subordinated Notes (see Note 3) and the elimination of the related interest tax expense, net of their related income tax effects. The Company's $97,750,000 6% Convertible Subordinated Notes and $200,000,0000 4.5% Convertible Subordinated Notes are not assumed to be converted in the Diluted Earnings Per Share calculation as the effect is antidilutive for the three months ended March 31, 1997 and 1998.

                          Concentra Managed Care, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(3) REVOLVING CREDIT FACILITIES AND LONG-TERM DEBT

 Debt consists of the following as of:


                                            December 31,     March 31,
                                                1997            1998
                                            ------------   ------------
                                              Restated
Senior Credit Facility                      $ 49,000,000   $         --
4.5% Convertible Subordinated Notes
  due March 2003                                      --    200,000,000
6% Convertible Subordinated Notes
  due December 2001                           97,750,000     97,750,000
Other                                            850,000        631,000
5% Convertible Subordinated Notes
  due 2006 (a)                                10,000,000             --
10% Subordinated Notes (a)                     7,000,000             --
PPS Credit Facility (a)                       42,000,000             --
                                            ------------   ------------
  Total debt                                 206,600,000    298,381,000
Less - Senior Credit Facility and current
  portion of long-term debt                   56,497,000        459,000
                                            ------------   ------------
  Long-term debt                            $150,103,000   $297,922,000
                                            ------------   ------------
                                            ------------   ------------
  (a) PPS indebtedness.


On September 17, 1997, the Company entered into a $100,000,000 Senior Credit Facility with a syndicate of five banks. Interest on borrowings under the Senior Credit Facility is payable, at the Company's option, at the bank's prime rate or LIBOR plus an additional percentage of up to 1.25%, depending on certain financial criteria. On February 23, 1998, the Company signed an amendment to expand the Company's borrowing capacity under the Senior Credit Facility to $200,000,000 under similar terms and conditions in order to finance the repayment of debt associated with its acquisition of PPS. On March 11, 1998, the Senior Credit Facility borrowing capacity was reduced back to the original $100,000,000 amount.

On March 11, 1998, the Company issued $200,000,000 4.5% Convertible Subordinated Notes due March 15, 2003. On April 6, 1998, the underwriters exercised the $30,000,000 overallotment provision. The 4.5% Convertible Subordinated Notes will be convertible into the Company's common stock, at the option of the holder, at a conversion price of $41.25 per share, representing a conversion premium of 25% over the March 10, 1998 closing price. The 4.5% Convertible Subordinated Notes are general unsecured obligations of the Company ranking equal in right of payment with the 6% Convertible Subordinated Notes and all other unsecured indebtedness of the Company and have similar terms and conditions as the 6% Convertible Subordinated Notes.

On August 31, 1996, PPS issued $10,000,000 of 5% Convertible Subordinated Notes due August 2006 (the "5% Convertible Subordinated Notes") and $7,000,000 of 10% Subordinated Notes due August 2003 (the "10% Subordinated Notes"). In July 1997, PPS entered into an amended and restated credit facility (the "PPS Credit Facility") which provided for $51,500,000 of senior debt. On February 24, 1998, the Company acquired PPS and retired $49,000,000 of PPS' outstanding indebtedness (the PPS Credit Facility and 10% Subordinated Notes). The 5% Convertible Subordinated Notes converted into 2,721,904 shares of Concentra common stock.

The Senior Credit Facility contains customary covenants, including certain financial covenants, such as cash flow, capital expenditures, and other financial ratio tests including current ratios and interest expense coverage ratios. The Company was in compliance with all such covenants as of March 31, 1998.

                          Concentra Managed Care, Inc.
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

This document contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Reference is hereby made to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, where certain terms have been defined, Form 8-Ks and Form 8-K\A relating to the acquisition of Preferred Payment Systems, Inc. ("PPS"), and Form S-3 relating to the issuance of 4.5% Convertible Subordinated Notes all filed with the Securities and Exchange Commission for certain considerations that could cause actual results to differ materially from those contained in this document.

Overview

Managed Care Services provides field case management and specialized cost containment services designed to reduce workers' compensation costs. Field case management services involve working on a one-on-one basis with injured employees and their various health care professionals, employers and insurance company adjusters to assist in maximizing medical improvement and, where appropriate, to expedite the return to work. Managed Care Services' field case management revenue growth has resulted from both local market share gains and geographic office expansion. Managed Care Services believes that the size of its field case management office network is sufficient to serve adequately the needs of its nationwide customers. As a result, Managed Care Services anticipates opening only a few new field case management offices per year to satisfy client needs in selected regions. The Company would, however, examine the possibility of acquiring additional field case management offices or businesses if an appropriate strategic opportunity arose. Since 1990, Managed Care Services has also offered specialized cost containment services. Specialized cost containment services include utilization management, specialized preferred provider organization ("PPO") network management, telephonic case management, and retrospective medical bill review services that are designed to reduce the cost of workers' compensation claims and automobile accident injury claims. On February 24, 1998, the Company acquired Preferred Payment Systems, Inc. in a pooling-of-interests transaction and significantly expanded its presence in the out-of-network group health bill review market. The results of PPS are included in the Managed Care Services results as part of its cost containment services. The financial statements as of December 31, 1997 and March 31, 1998 and for the three month periods ended March 31, 1997 and 1998 have been restated for the PPS acquisition. Managed Care Services currently derives most of its revenues on a fee-for-service basis.

Health Services manages occupational healthcare centers at which it provides support personnel, marketing, information systems, and management services to its affiliated physicians. Health Services owns all of the operating assets of the occupational healthcare centers, including leasehold interests and medical equipment. Health Services generates its net patient service revenues primarily from the diagnosis, treatment and management of work-related injuries and illnesses and from other occupational healthcare services, such as employment-related physical examinations, drug and alcohol testing, functional capacity testing and other related programs. For the three months ended March 31, 1998, Health Services derived 63.7% of its net revenues from the treatment of work-related injuries and illnesses and 36.3% of its net revenues from non-injury related medical services.

                          Concentra Managed Care, Inc.
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


The following table provides certain information concerning the Company's service locations:


                                                                    Three
                                                Years ended        months
                                                December 31,        ended
                                            ---------------------  March 31,
                                              1996       1997        1998
                                            ---------- ---------- ------------
Service locations at the end of the period:
 Field case management                          118        123         130
 Cost containment services                       70         83          83
 Medical centers (1)                            109        140         145

Physician practices acquired during the
 period (2)                                      32         22           5
Physician practices developed during the
 period                                          10         8            2
Number of affiliated physicians at the end
 of the period                                  196        252         261
Medical centers - same market growth (3)       10.7%      11.0%        9.9%


-------------
(1) Does not include the assets of practices which were acquired and subsequently divested or consolidated into existing centers within a market.
(2) Represents the assets of practices which were acquired during each period presented and not subsequently divested.
(3) Same market revenue growth sets forth the aggregate net change from the prior period for all markets in which Health Services has operated for longer than one year (excluding revenue growth due to acquisitions of additional centers).

Revenues

Total revenues increased 35.8% in the first quarter of 1998 to $145,544,000 from $107,142,000 in the first quarter of 1997. Managed Care Services' revenues increased 41.9% in the first quarter of 1998 to $86,219,000 as field case management revenues increased 29.2% for the first quarter of 1998 to $41,840,000 from $32,389,000 in the first quarter of 1997 and specialized cost containment revenues increased 56.4% in the first quarter of 1998 to $44,379,000 from $28,370,000 in the first quarter of 1997. Health Services' revenues increased 27.9% in the first quarter of 1998 to $59,325,000 from $46,383,000 in the first quarter of 1997.

The field case management revenue growth is primarily attributable to the acquisition of a couple of field case businesses, continued growth in revenues from existing service locations and the expansion of offices in selected areas. The specialized cost containment revenue growth is largely attributable to the acquisition of PPS (including the impact of its purchase of About Health, Inc. in July of 1997), FNS and other immaterial acquisitions as well as continued growth in retrospective bill review, telephonic case management and claims review services. The Health Services' revenue growth resulted from the acquisition of practices, including the acquisition of 16 occupational medical centers and the management of an additional four medical centers from Vencor, development of sites in new markets, an increase of business in existing markets, as well as an increase in consulting and other ancillary services.

                          Concentra Managed Care, Inc.
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Cost of Services

Total cost of services increased 33.5% in the first quarter of 1998 to $111,046,000 from $83,162,000 in the first quarter of 1997. Managed Care Services' cost of services increased 36.7% in the first quarter of 1998 to $64,758,000 from $47,357,000 in the first quarter of 1997 while Health Services' cost of sales increased 29.3% in the first quarter of 1998 to $46,288,000 from $35,805,000 in the first quarter of 1997.

Total cost of services as a percentage of revenue decreased to 76.3% in the first quarter of 1998 compared to 77.6% in the first quarter of 1997. Managed Care Services' cost of services as a percentage of revenue decreased to 75.1% in the first quarter of 1998 compared to 77.9% in the first quarter of 1997, while Health Services cost of services as a percentage of revenue increased to 78.0% in the first quarter of 1998 compared to 77.2% in the first quarter of 1997.

Managed Care Services has seen improvement in gross margin primarily resulting from a shift in its services revenue mix towards specialized cost containment services, including the services provided by FNS and PPS, which historically have had higher gross profit margins than revenues derived from field case management. Health Services' gross profit margin decreased primarily as a result of an acceleration in the roll-out of patient tracking and billing systems into the medical centers, increased spending on marketing and facility improvements and the impact of lower margins from practices recently acquired and developed. Historically, as certain functions are consolidated and other staff-related changes occur, coupled with increased patient volume, the margins of acquired or developed practices have tended to improve over time.

General and Administrative Expenses

General and administrative expenses increased 18.4% in the first quarter of 1998 to $10,699,000 from $9,033,000 in the first quarter of 1997, or 7.4% and 8.4% as a percentage of revenue for the first quarter of 1998 and 1997, respectively. The increase in general and administrative expenses in 1998 was due primarily to expenses associated with acquisitions and the continued investment in the Information Services and Technology Group.

Amortization of Intangibles

Amortization of intangibles increased 64.1% in the first quarter of 1998 to $2,027,000 from $1,235,000 in the first quarter of 1997, or 1.4% and 1.2% as a percentage of revenue for the first quarter of 1998 and 1997, respectively. This increase is the result of amortizing additional intangible assets such as goodwill, customer lists and assembled workforces primarily associated with the purchases of About Health, Inc. by PPS and FNS and various smaller acquisitions by Health Services.

Non-Recurring Charge

The Company recorded a non-recurring charge of $12,600,000 primarily associated with the acquisition of PPS. The charges incurred were approximately $5,100,000 for professional fees and services, $2,200,000 in costs associated with personnel reductions, $2,400,000 in facility consolidations and closings, $1,600,000 associated with the write-off of deferred financing fees on PPS indebtedness retired and $1,300,000 of other merger and transitional costs.

Interest Expense

Interest expense increased $1,455,000 in the first quarter of 1998 to $3,882,000 from $2,427,000 in the first quarter of 1997 due primarily to increased outstanding borrowings under the credit facilities to finance acquisitions and the issuance of $200,000,000 in 4.5% Convertible Subordinated Notes in March 1998.

Interest Income

Interest income decreased $618,000 in the first quarter of 1998 to $233,000 from $851,000 in the first quarter of 1997 due primarily to a decrease in investable cash balances as a result of increased usage to finance acquisitions.

                          Concentra Managed Care, Inc.
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Other Expense

Other expense decreased $218,000 in the first quarter of 1998 to $109,000 from $327,000 in the first quarter of 1997 due primarily to the write-off of deferred start-up costs in the first quarter of 1997.

Provision for Income Taxes

The Company's provision for income taxes increased $461,000 in the first quarter of 1998 to $4,567,000 from $4,106,000 in the first quarter of 1997. The effective tax rate was 84.4% and 34.8% in the first quarters of 1998 and 1997, respectively. Excluding the tax effects of the non-recurring charge, the effective tax rate would have been 42.0% for the first quarter of 1998. The above disparity in the effective tax rate for the non-recurring charge is the result of the impact of the non-deductibility of certain fees and expenses associated with the acquisitions. The Company expects to continue to provide for its taxes at an effective tax rate of approximately 42% for the remainder of the year.

Liquidity and Capital Resources

Cash flows generated from operations was $10,619,000 for the first three months of 1998 and $1,598,000 for the first three months of 1997. During the first three months of 1998, working capital provided $4,365,000 of cash due primarily to an increase in accounts payable and accrued expenses and a decrease in prepaid expenses partially offset by the continued increase in accounts receivable. Accounts payable and accrued expenses increased due primarily to the $12,600,000 non-recurring charge in the first quarter of 1998 partially offset by the payment of year-end obligations, including certain obligations associated with the non-recurring charge of $38,625,000 recorded in the third quarter of 1997.

The Company utilized net cash of $1,577,000 in connection with acquisitions and $10,395,000 to purchase property and equipment during the first three months of 1998, the majority of which was spent on new computer and software technology.

Cash flows provided by financing activities of $83,997,000 was due primarily to the issuance of $200,000,000 in 4.5% Convertible Subordinated Notes, $194,880,000 net of deferred finance fees. A portion of the proceeds from the issuance of the 4.5% Convertible Subordinated Notes were used to repay borrowings under the Senior Credit Facility, repay debt assumed in the acquisition of PPS, and the payment of $15,047,000 to PPS dissenting shareholders.

The Company believes that its current cash balances, the cash flow generated from operations and its borrowing capacity under the $100,000,000 Senior Credit Facility, will be sufficient to fund the Company's working capital, medical center acquisitions and capital expenditure requirements for at least the next twelve months.

                          Concentra Managed Care, Inc.


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit 11 - Calculation of Shares Used in Determining Basic and Diluted Earnings Per Share

    Exhibit 27 - Financial Data Schedule

 (b) Reports on Form 8-K

    Form 8-K dated February 18, 1998, Form 8-K dated March 2, 1998 and Form 8-K/A dated April 22, 1998, each regarding the February 24, 1998 acquisition of the outstanding shares of Preferred Payment Systems, Inc.

    Form 8-K dated March 11, 1998 and Form 8-K dated March 30, 1998, each regarding the issuance of $200,000,000 4.5% Convertible Subordinated Notes due March 15, 2003.

    Form 8-K dated April 30, 1998 regarding the Company's press release announcing the Company's earnings for the quarter ended March 31, 1998.

                          Concentra Managed Care, Inc.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CONCENTRA MANAGED CARE, INC.


Date: May 14, 1998                  By: /s/ Joseph F. Pesce
      ------------                      -------------------------
                                        Joseph F. Pesce
                                        Executive Vice President -
                                         Finance and Administration,
                                         Chief Financial Officer and Treasurer

                          Concentra Managed Care, Inc.


                                  Exhibit Index

                                                                           Page
                                                                           ----
11  Concentra Managed Care, Inc. - Calculation of Shares Used in
    Determining Basic and Diluted Earnings Per Share                        15

27  Financial Data Schedule                                                 16
