Form 10-Q
period 1998-06-30
CONCENTRA MANAGED CARE INC
filed 1998-08-13
CIK 1038528

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549



                                    FORM 10-Q



             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998

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

                              Yes /X/    No / /




At August 5, 1998, the registrant had outstanding an aggregate of 47,063,950 shares of its Common Stock, $.01 par value.

                          Concentra Managed Care, Inc.


                                      INDEX



                                                                                             Page
PART I. FINANCIAL INFORMATION

Consolidated Balance Sheets (Unaudited) at December 31, 1997 (Restated) and June 30, 1998       3

Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended
June 30, 1997 (Restated) and 1998                                                               4

Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended
June 30, 1997 (Restated) and 1998                                                               5

Notes to Consolidated Financial Statements (Unaudited)                                          6

Management's Discussion and Analysis of Financial Condition and Results of Operations           8


PART II. OTHER INFORMATION                                                                     13

Signature                                                                                      14

EXHIBIT INDEX                                                                                  15



                          Concentra Managed Care, Inc.
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1997 AND JUNE 30, 1998
                                   (UNAUDITED)

                                                                      December          June
                       ASSETS                                         31, 1997        30, 1998
---------------------------------------------------------------    --------------  -------------
                                                                      Restated
 CURRENT ASSETS:
   Cash and cash equivalents                                         $12,576,000    $121,922,000
   Accounts receivable, net                                          106,963,000     119,955,000
   Prepaid expenses, tax assets and other current assets              26,212,000      28,838,000
                                                                   --------------  --------------
           Total current assets                                      145,751,000     270,715,000
 PROPERTY AND EQUIPMENT, AT COST                                     104,054,000     124,418,000
 Less:  Accumulated depreciation and amortization                    (38,351,000)    (45,011,000)
                                                                   --------------  --------------
 NET PROPERTY AND EQUIPMENT                                           65,703,000      79,407,000
 GOODWILL AND OTHER INTANGIBLE ASSETS, NET                           262,592,000     269,963,000
 OTHER ASSETS                                                          8,925,000      15,676,000
                                                                   --------------  --------------
                                                                    $482,971,000    $635,761,000
                                                                    ------------    ------------
                                                                    ------------    ------------
             LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------
 CURRENT LIABILITIES:
   Revolving credit facilities                                       $49,000,000    $          -
   Current portion of long-term debt                                   7,497,000         418,000
   Accounts payable, accrued income tax and expenses                  52,136,000      63,967,000
                                                                   --------------  --------------
           Total current liabilities                                 108,633,000      64,385,000
 LONG-TERM DEBT, NET OF CURRENT PORTION                              150,103,000     327,769,000
 DEFERRED INCOME TAXES AND OTHER LIABILITIES                          17,794,000      16,323,000
 STOCKHOLDERS' EQUITY :
   Common stock                                                          436,000         469,000
   Paid-in capital                                                   257,022,000     265,608,000
   Retained deficit                                                  (51,017,000)    (38,793,000)
                                                                   --------------  --------------
           Total stockholders' equity                                206,441,000     227,284,000
                                                                   --------------  --------------
                                                                    $482,971,000    $635,761,000
                                                                    ------------    ------------
                                                                    ------------    ------------



                  The accompanying notes are an integral part of these
                          consolidated financial statements.

                          Concentra Managed Care, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                                   (UNAUDITED)

                                                                          Three Months Ended                 Six Months Ended
                                                                                June 30,                         June 30,
                                                                  ----------------------------------  ------------------------------
                                                                          1997            1998             1997             1998
                                                                  ---------------- -----------------  -------------    -------------
                                                                        Restated                        Restated
 REVENUES:
 Field case management                                                 $34,632,000       $44,358,000    $67,021,000    $86,198,000
 Specialized cost containment                                           33,431,000        47,124,000     61,801,000     91,503,000
                                                                  ----------------- ----------------- -------------- --------------
      Managed care services                                             68,063,000        91,482,000    128,822,000    177,701,000
 Health services                                                        52,665,000        67,402,000     99,048,000    126,727,000
                                                                  ----------------- ----------------- -------------- --------------
           Total revenues                                              120,728,000       158,884,000    227,870,000    304,428,000
 COST OF SERVICES:
 Managed care services                                                  53,189,000        67,772,000    100,546,000    132,530,000
 Health services                                                        38,411,000        49,950,000     74,216,000     96,238,000
                                                                  ----------------- ----------------- -------------- --------------
            Total cost of services                                      91,600,000       117,722,000    174,762,000    228,768,000
                                                                  ----------------- ----------------- -------------- --------------
                    Total gross profit                                  29,128,000        41,162,000     53,108,000     75,660,000
 General and administrative expenses                                     9,980,000        11,294,000     19,013,000     21,993,000
 Amortization of intangibles                                             1,165,000         2,048,000      2,400,000      4,075,000
 Non-recurring charge                                                            -                 -              -     12,600,000
                                                                  ----------------- ----------------- -------------- --------------
                    Operating income                                    17,983,000        27,820,000     31,695,000     36,992,000
 Interest expense                                                        2,765,000         4,588,000      5,192,000      8,470,000
 Interest income                                                          (781,000)       (1,429,000)    (1,632,000)    (1,662,000)
 Other,net                                                                 482,000           264,000        809,000        373,000
                                                                  ----------------- ----------------- -------------- --------------
           Income before income taxes                                   15,517,000        24,397,000     27,326,000     29,811,000
 Provision for income taxes                                              5,395,000        10,236,000      9,501,000     14,803,000
                                                                  ----------------   ---------------    -----------    -----------
 Net income                                                            $10,122,000       $14,161,000    $17,825,000    $15,008,000
                                                                  ----------------   ---------------    -----------    -----------
                                                                  ----------------   ---------------    -----------    -----------
 Pro forma net income (see Note 2)                                      $9,440,000                      $16,520,000
                                                                        ----------                       -----------
                                                                        ----------                       -----------

 Basic pro forma and actual earnings per share                    $           0.22   $          0.30    $      0.39    $      0.33
                                                                  ----------------   ---------------    -----------    -----------
                                                                  ----------------   ---------------    -----------    -----------
 Weighted average common shares outstanding                             42,494,000        46,744,000     42,439,000     45,842,000
                                                                  ----------------   ---------------    -----------    -----------
                                                                  ----------------   ---------------    -----------    -----------
 Diluted pro forma and actual earnings per share                  $           0.21   $          0.30    $      0.36    $      0.32
                                                                  ----------------   ---------------    -----------    -----------
                                                                  ----------------   ---------------    -----------    -----------
 Weighted average common shares and equivalents outstanding             46,337,000        47,816,000     46,324,000     47,793,000
                                                                  ----------------   ---------------    -----------    -----------
                                                                  ----------------   ---------------    -----------    -----------

                  The accompanying notes are an integral part of these
                           consolidated financial statements.

                          Concentra Managed Care, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                                   (UNAUDITED)
                                    1997 1998

                                                                  1997                1998
                                                              ------------        ------------
                                                                Restated
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $ 17,825,000        $ 15,008,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation of property and equipment                     4,833,000           6,682,000
     Amortization of goodwill and other                         2,400,000           4,075,000
       intangibles
     Amortization and write-off of start-up costs                 315,000                   -
     Amortization of deferred finance costs                       150,000             701,000
   Change in assets and liabilities:
     Accounts receivable, net                                 (20,088,000)         (12,739,000)
     Prepaid expenses, prepaid income taxes and                  (226,000)           1,186,000
       other assets
     Accounts payable, accrued expenses and income taxes       (3,180,000)           4,921,000
                                                              ------------        ------------
     Cash flows provided by operating activities                2,029,000           19,834,000

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in acquisitions, net of cash acquired           (43,026,000)          (9,141,000)
   Purchase of property and equipment                         (13,038,000)         (18,650,000)
   Purchase of short-term investments                         (29,750,000)                   -
   Proceeds from sale of property and equipment                   625,000              440,000
                                                              ------------        ------------
           Cash flows used in investing activities            (85,189,000)         (27,351,000)

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (payments) under the credit facilities       39,978,000          (49,000,000)
   Proceeds from the issuance of long-term debt                         -          230,000,000
   Payment of deferred financing costs                                  -           (6,021,000)
   Payments to dissenting shareholders                                  -          (15,047,000)
   Repayment of long-term debt and capital leases              (2,108,000)         (49,413,000)
   Payment of dividends                                        (2,507,000)          (2,809,000)
   Proceeds from the sale of common stock under
     employee stock purchase plan and stock option plans        2,415,000           9,153,000
                                                              ------------        ------------
   Cash flows provided by financing activities                  37,778,000         116,863,000

 NET INCREASE (DECREASE) IN CASH                               (45,382,000)        109,346,000
 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   58,221,000          12,576,000
                                                              ------------        ------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 12,839,000        $121,922,000
                                                              ------------        ------------
                                                              ------------        ------------

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                              $  4,191,000        $  5,591,000
   Income taxes paid                                          $  8,682,000        $  7,356,000




                  The accompanying notes are an integral part of these
                           consolidated financial statements.

                          Concentra Managed Care, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

The accompanying unaudited financial statements have been prepared by Concentra Managed Care, Inc. (the "Company" or "Concentra") pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (all of which are of a normal recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with the annual financial statements and, accordingly, should be read in conjunction with the attached Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and footnotes for the year ended December 31, 1997 included in the Company's Form 10-K, where certain terms have been defined, Form 8-Ks and Form 8-K/A relating to the merger of Preferred Payment Systems, Inc. ("PPS"), and Form S-3 relating to the issuance of 4.5% Convertible Subordinated Notes.

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

In the first quarter of 1998, the Company recorded a non-recurring charge of $12,600,000 primarily associated with the merger of PPS. The charges incurred were approximately $5,100,000 for professional fees and services, $2,200,000 in costs associated with personnel reductions, $2,400,000 in facility consolidations and closings, $1,600,000 associated with the write-off of deferred financing fees on PPS indebtedness retired and $1,300,000 of other merger and transitional costs.

The financial statements as of December 31, 1997 and for the three and six months ended June 30, 1997 have been restated to reflect the acquisition of PPS in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). The Company also completed several immaterial acquisitions during the first and second quarters of 1998.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") effective in the second quarter of 1998. SFAS 130 establishes standards for reporting comprehensive income and its components in the consolidated financial statements. The Company's reported net income for the three and six months ended June 30, 1997 and 1998 does not differ from comprehensive income as defined in SFAS 130.

(2) PRO FORMA NET INCOME AND EARNINGS PER SHARE

Pro forma net income and pro forma basic and pro forma diluted earnings per share for the three and six months ended June 30, 1997 have been calculated as if PPS had been subject to federal and state income taxes for the entire period, based upon an effective tax rate indicative of the statutory rates in effect. Prior to its merger with the Company, PPS elected to be taxed as an S corporation, and accordingly, was not subject to federal and state income taxes in certain jurisdictions.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which supersedes Accounting Principles Board Opinion No. 15. Under SFAS 128, Basic Earnings Per Share is computed by dividing reported net income by weighted average common shares outstanding and Diluted Earnings Per Share is computed assuming the exercise of common stock equivalents, including the conversion of the 5% Convertible Subordinated Notes (see Note 3) and the elimination of the related interest expense, net of their related income tax effects. The Company's $97,750,000 6% Convertible Subordinated Notes and $230,000,0000 4.5% Convertible Subordinated Notes are not assumed to be converted in the Diluted Earnings Per Share calculation as the effect is antidilutive for the three and six months ended June 30, 1997 and 1998.

                          Concentra Managed Care, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(3) REVOLVING CREDIT FACILITIES AND LONG-TERM DEBT


Debt consists of the following as of:

                                                December 31,       June 30,
                                                    1997             1998
                                                ------------     ------------
                                                   Restated
 Senior Credit Facility                         $ 49,000,000     $          -
 4.5% Convertible Subordinated Notes
   due March 2003                                          -      230,000,000
 6% Convertible Subordinated Notes
   due December 2001                              97,750,000       97,750,000
 Other                                               850,000          437,000
 5% Convertible Subordinated Notes
   due 2006 (a)                                   10,000,000                -
 10% Subordinated Notes (a)                        7,000,000                -
 PPS Credit Facility (a)                          42,000,000                -
                                                ------------     ------------

   Total debt                                    206,600,000      328,187,000
 Less - Senior Credit Facility and current
   portion of long-term debt                      56,497,000          418,000
                                                ------------     ------------

   Long-term debt                               $150,103,000     $327,769,000
                                                ------------     ------------
                                                ------------     ------------



   (a) PPS indebtedness.



On September 17, 1997, the Company entered into a $100,000,000 Senior Credit Facility with a syndicate of five banks. Interest on borrowings under the Senior Credit Facility is payable, at the Company's option, at the bank's prime rate or LIBOR plus an additional percentage of up to 1.25%, depending on certain financial criteria. On February 23, 1998, the Company signed an amendment to expand the Company's borrowing capacity under the Senior Credit Facility to $200,000,000 under similar terms and conditions in order to finance the repayment of debt associated with its acquisition of PPS. On March 11, 1998, the Senior Credit Facility borrowing capacity was reduced to the original $100,000,000 amount.

On March 11, 1998, the Company issued $200,000,000 4.5% Convertible Subordinated Notes due March 15, 2003. On April 6, 1998, the underwriters exercised the $30,000,000 overallotment provision. The 4.5% Convertible Subordinated Notes are convertible into the Company's common stock, at the option of the holder, at a conversion price of $41.25 per share, representing a conversion premium of 25% over the March 10, 1998 closing price. The 4.5% Convertible Subordinated Notes are general unsecured obligations of the Company ranking equal in right of payment with the 6% Convertible Subordinated Notes and all other unsecured indebtedness of the Company and have similar terms and conditions as the 6% Convertible Subordinated Notes.

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

The Senior Credit Facility contains customary covenants, including certain financial covenants, such as cash flow, capital expenditures, and other financial ratio tests including current ratios and interest expense coverage ratios. The Company was in compliance with all such covenants as of June 30, 1998.

                          Concentra Managed Care, Inc.
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


This document contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Reference is hereby made to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, where certain terms have been defined, Form 8-Ks and Form 8-K/A relating to the merger of Preferred Payment Systems, Inc. ("PPS"), and Form S-3 relating to the issuance of 4.5% Convertible Subordinated Notes all filed with the Securities and Exchange Commission, for certain considerations that could cause actual results to differ materially from those contained in this document.

Overview

Managed Care Services provides field case management and specialized cost containment services designed to reduce costs associated with workers' compensation, disability and automobile accident injury coverage. Field case management services involve working on a one-on-one basis with injured employees and their various health care professionals, employers and insurance company adjusters to assist in maximizing medical improvement and, where appropriate, to expedite the return to work. Managed Care Services' field case management revenue growth has resulted from both local market share gains and geographic office expansion. Managed Care Services believes that the size of its field case management office network is sufficient to serve adequately the needs of its nationwide customers. As a result, Managed Care Services anticipates opening only a few new field case management offices per year to satisfy client needs in selected regions. The Company would, however, examine the possibility of acquiring additional field case management offices or businesses if an appropriate strategic opportunity arose. Since 1990, Managed Care Services has also offered specialized cost containment services. Specialized cost containment services include utilization management, specialized preferred provider organization ("PPO") network management, telephonic case management, and retrospective medical bill review services that are designed to reduce the cost of workers' compensation claims and automobile accident injury claims. On February 24, 1998, the Company acquired Preferred Payment Systems, Inc. in a pooling-of-interests transaction and significantly expanded its presence in the out-of-network group health bill review market. The results of PPS are included in the Managed Care Services results as part of its cost containment services. The financial statements as of December 31, 1997 and for the three and six months ended June 30, 1997 have been restated for the PPS merger. Managed Care Services currently derives most of its revenues on a fee-for-service basis.

Health Services manages occupational healthcare centers at which it provides support personnel, marketing, information systems, and management services to its affiliated physicians. Health Services owns all of the operating assets of the occupational healthcare centers, including leasehold interests and medical equipment. Health Services generates its net patient service revenues primarily from the diagnosis, treatment and management of work-related injuries and illnesses and from other occupational healthcare services, such as employment-related physical examinations, drug and alcohol testing, functional capacity testing and other related programs. For the six months ended June 30, 1998, Health Services derived 62.8% of its net revenues from the treatment of work-related injuries and illnesses and 37.2% of its net revenues from non-injury related medical services.

                          Concentra Managed Care, Inc.
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


The following table provides certain information concerning the Company's service locations:


                                                                                                  Six months
                                                                   Years ended December 31,         ended
                                                                -----------------------------      June 30,
                                                                    1996            1997             1998
                                                                -------------- --------------    --------------
Service locations at the end of the period:
     Field case management                                           118             123              123
     Cost containment services                                        70              83               85
     Medical centers (1)                                             109             140              148

Physician practices acquired during the period (2)                    32              22                7
Physician practices developed during the period                       10               8                2
Number of affiliated physicians at the end of the period             196             252              259
Medical centers - same market growth (3)                              10.7%           11.0%            11.0%



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

Revenues

Total revenues increased 31.6% in the second quarter of 1998 to $158,884,000 from $120,728,000 in the second quarter of 1997. Managed Care Services' revenues increased 34.4% in the second quarter of 1998 to $91,482,000 as field case management revenues increased 28.1% for the second quarter of 1998 to $44,358,000 from $34,632,000 in the second quarter of 1997 and specialized cost containment revenues increased 41.0% in the second quarter of 1998 to $47,124,000 from $33,431,000 in the second quarter of 1997. Health Services' revenues increased 28.0% in the second quarter of 1998 to $67,402,000 from $52,665,000 in the second quarter of 1997.

Total revenues increased 33.6% for the six months of 1998 to $304,428,000 from $227,870,000 for the six months of 1997. Managed Care Services' revenues increased 37.9% for the six months of 1998 to $177,701,000 as field case management revenues increased 28.6% for the six months of 1998 to $86,198,000 from $67,021,000 for the six months of 1997 and specialized cost containment revenues increased 48.1% for the six months of 1998 to $91,503,000 from $61,801,000 for the six months of 1997. Health Services' revenues increased 27.9% for the six months of 1998 to $126,727,000 from $99,048,000 for the six months of 1997.

The field case management revenue growth is primarily attributable to the business generated from two field case management acquisitions, continued growth in revenues from existing service locations and the expansion of offices in selected areas. The specialized cost containment revenue growth is largely attributable to the growth of PPS (including the impact of its purchase of About Health, Inc. in August of 1997), the acquisition of FNS and other immaterial acquisitions as well as continued growth in retrospective bill review, telephonic case management and claims review services. The Health Services' revenue growth resulted from the acquisition of practices, including the acquisition of 16 occupational medical centers and the management of an additional four medical centers from Vencor during the fourth quarter of 1997, development of sites in new markets, an increase of business in existing markets, as well as an increase in consulting and other ancillary services.

                          Concentra Managed Care, Inc.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


Cost of Services

Total cost of services increased 28.5% in the second quarter of 1998 to $117,722,000 from $91,600,000 in the second quarter of 1997. Managed Care Services' cost of services increased 27.4% in the second quarter of 1998 to $67,772,000 from $53,189,000 in the second quarter of 1997 while Health Services' cost of sales increased 30.0% in the second quarter of 1998 to $49,950,000 from $38,411,000 in the second quarter of 1997.

Total cost of services increased 30.9% for the six months of 1998 to $228,768,000 from $174,762,000 for the six months of 1997. Managed Care Services' cost of services increased 31.8% for the six months of 1998 to $132,530,000 from $100,546,000 for the six months of 1997 while Health Services' cost of sales increased 29.7% for the six months of 1998 to $96,238,000 from $74,216,000 for the six months of 1997.

Total cost of services as a percentage of revenue decreased to 74.1% in the second quarter of 1998 compared to 75.9% in the second quarter of 1997. Managed Care Services' cost of services as a percentage of revenue decreased to 74.1% in the second quarter of 1998 compared to 78.1% in the second quarter of 1997, while Health Services cost of services as a percentage of revenue increased to 74.1% in the second quarter of 1998 compared to 72.9% in the second quarter of 1997.

Total cost of services as a percentage of revenue decreased to 75.1% for the six months of 1998 compared to 76.7% for the six months of 1997. Managed Care Services' cost of services as a percentage of revenue decreased to 74.6% for the six months of 1998 compared to 78.1% for the six months of 1997, while Health Services cost of services as a percentage of revenue increased to 75.9% for the six months of 1998 compared to 74.9% for the six months of 1997.

Managed Care Services has seen improvement in gross margin primarily resulting from a shift in its services revenue mix towards specialized cost containment services, including the services provided by FNS and PPS, which historically have had higher gross profit margins than revenues derived from field case management. Health Services' gross profit margin decreased primarily as a result of an acceleration in the roll-out of patient tracking and billing systems into the medical centers, increased spending on marketing and facility improvements and the impact of lower margins from practices recently acquired and developed. Historically, as certain functions are consolidated and other staff-related changes occur, coupled with increased patient volume, the margins of acquired or developed practices have tended to improve.

General and Administrative Expenses

General and administrative expenses increased 13.2% in the second quarter of 1998 to $11,294,000 from $9,980,000 in the second quarter of 1997, or 7.1% and
8.3% as a percentage of revenue for the second quarter of 1998 and 1997, respectively. The increase in general and administrative expenses in 1998 was due primarily to expenses associated with acquisitions and the continued investment in the Information Services and Technology Group and in accounting and administrative personnel.

General and administrative expenses increased 15.7% for the six months of 1998 to $21,993,000 from $19,013,000 for the six months of 1997, or 7.2% and 8.3% as a percentage of revenue for the six months of 1998 and 1997, respectively. The increase in general and administrative expenses in 1998 was due primarily to expenses associated with acquisitions and the continued investment in the Information Services and Technology Group and in accounting and administrative personnel.

Amortization of Intangibles

Amortization of intangibles increased 75.8% in the second quarter of 1998 to $2,048,000 from $1,165,000 in the second quarter of 1997, or 1.3% and 1.0% as a percentage of revenue for the second quarter of 1998 and 1997, respectively. Amortization of intangibles increased 69.8% for the six months of 1998 to $4,075,000 from $2,400,000 for the six months of 1997, or 1.3% and 1.1% as a percentage of revenue for the second quarter of 1998 and 1997, respectively. This increase is the result of amortizing additional intangible assets such as goodwill, customer lists and assembled workforces primarily associated with the purchases of About Health, Inc. by PPS and FNS and various smaller acquisitions by Health Services.

                          Concentra Managed Care, Inc.
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


Non-Recurring Charge

In the first quarter of 1998, the Company recorded a non-recurring charge of $12,600,000 primarily associated with the merger of PPS. The charges incurred were approximately $5,100,000 for professional fees and services, $2,200,000 in costs associated with personnel reductions, $2,400,000 in facility consolidations and closings, $1,600,000 associated with the write-off of deferred financing fees on PPS indebtedness retired and $1,300,000 of other merger and transitional costs.

Interest Expense

Interest expense increased $1,823,000 in the second quarter of 1998 to $4,588,000 from $2,765,000 in the second quarter of 1997 while interest expense increased $3,278,000 for the six months of 1998 to $8,470,000 from $5,192,000 for the six months of 1997 due primarily to increased outstanding borrowings under the credit facilities to finance acquisitions and the issuance of $230,000,000 in 4.5% Convertible Subordinated Notes in March and April 1998.

Interest Income

Interest income increased $648,000 in the second quarter of 1998 to $1,429,000 from $781,000 in the second quarter of 1997 while interest income increased $30,000 for the six months of 1998 to $1,662,000 from $1,632,000 for the six months of 1997 due primarily to an increase in investable cash balances as a result of the issuance of $230,000,000 in 4.5% Convertible Subordinated Notes in March and April 1998.

Other Expense

Other expense decreased $218,000 in the second quarter of 1998 to $264,000 from $482,000 in the second quarter of 1997 while other expense decreased $436,000 for the six months of 1998 to $373,000 from $809,000 for the six months of 1997.

Provision for Income Taxes

The Company's provision for income taxes in the second quarter and six months of 1998 was $10,236,000 and $14,803,000, respectively. The effective tax rate was 42.0% and 39.2% in the second quarters of 1998 and 1997, respectively and 49.7% and 39.5% for the six months of 1998 and 1997, respectively. Excluding the tax effects of the non-recurring charge, the effective tax rate would have been 42.0% for the six months of 1998. The higher tax rate for the six months of 1998 results from the non-recurring charge and the impact of the non-deductibility of certain fees and expenses associated with the mergers. The Company expects to continue to provide for its taxes at an effective tax rate of approximately 42% for the remainder of the year.

Information Systems -- Year 2000

The Company expects to incur significant costs over the next two to three years to address the "Year 2000" information systems issue. The Year 2000 concern, which is common to most companies, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the Year 2000 approaches. The Company is in the process of completing an assessment of the majority of its systems and is in the process of developing specific workplans to remedy this issue. The Company currently believes that it will be able to modify or replace its affected systems in time to minimize the effect on its business. As a part of the ongoing investment in information technology, some of the Company's Year 2000 issues will be addressed. While the Company is unable to give an accurate estimate of the incremental costs to make these Year 2000 system modifications, it is expected these costs will not be significantly different from the Company's currently planned investment for information technology, and therefore, should not have a material adverse effect on the Company's long-term results of operations, liquidity, or consolidated financial position.


Liquidity and Capital Resources

Cash flows generated from operations was $19,834,000 for the six months of 1998 and $2,029,000 for the six months of 1997. During the six months of 1998, working capital used $6,632,000 of cash due primarily to an increase in accounts receivable partially offset by an increase in accounts payable and accrued expenses and a decrease in prepaid expenses. Accounts payable and accrued expenses increased due primarily to the $12,600,000 non-recurring charge in the first quarter of 1998 partially offset by the payment of obligations related to that non-recurring charge and year-end obligations, including certain obligations associated with the non-recurring charge of $38,625,000 recorded in the third quarter of 1997. As of June 30, 1998, the Company has a remaining obligation of approximately $7,800,000 related to these non-recurring charges.

                          Concentra Managed Care, Inc.
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

The Company utilized net cash of $9,141,000 in connection with acquisitions and $18,650,000 to purchase property and equipment during the six months of 1998, the majority of which was spent on new computer and software technology.

Cash flows provided by financing activities of $116,863,000 was due primarily to the issuance of $230,000,000 in 4.5% Convertible Subordinated Notes, $223,979,000 net of deferred finance fees. A portion of the proceeds from the issuance of the 4.5% Convertible Subordinated Notes were used to repay borrowings under the Senior Credit Facility, repay debt assumed in the merger with PPS, and the payment of $15,047,000 to PPS dissenting shareholders.

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

                          Concentra Managed Care, Inc.


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

         Exhibit 10.1 - Employment Agreement dated January 12, 1998, between
                        Concentra Managed Care, Inc. and Richard D. Rehm, M.D.

         Exhibit 10.2 Employment Agreement dated February 10, 1998, between Concentra Managed Care, Inc. and Stephen Read.

         Exhibit 10.2 - Indemnification Agreement dated May 13, 1998, between
                        Concentra Managed Care, Inc. and Hon. Willis D. Gradison, Jr. (identical agreements executed between Concentra Managed Care, Inc. and: Stephen Read
                        (dated December 16, 1997), Richard D. Rehm, M.D. (dated May 13, 1998), Eliseo Ruiz III (dated May 11, 1998), Scott Henault (dated September 17, 1997), Darla Walls (dated December 16, 1997) Jeffrey R. Luber (dated December 16, 1997) and Martha Kuppens (dated December 16, 1997)).

         Exhibit 11 -   Statement Re: Computation of Per Share Earnings

         Exhibit 27 -   Financial Data Schedule


(b) Reports on Form 8-K

         Form 8-K/A dated April 22, 1998, regarding the February 24, 1998 acquisition of the outstanding shares of Preferred Payment Systems, Inc.

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






                                        CONCENTRA MANAGED CARE, INC.



Date:  August 13, 1998                  By: /s/ Joseph F. Pesce
                                        ---------------------------------------
                                        Joseph F. Pesce
                                        Executive Vice President -
                                          Finance and Administration,
                                          Chief Financial Officer and Treasurer

                          Concentra Managed Care, Inc.


                                  Exhibit Index


                                                                                                           Page
                                                                                                           ----
10.1  Employment Agreement dated January 12, 1998, between Concentra Managed Care, Inc. and Richard
      D. Rehm, M.D.                                                                                         16

10.2  Employment Agreement dated February 10, 1998, between Concentra Managed Care, Inc. and Stephen
      Read.                                                                                                 19

10.3  Indemnification Agreement dated May 13, 1998, between Concentra Managed Care, Inc. and Hon.
      Willis D. Gradison, Jr. (identical agreements executed between Concentra Managed Care, Inc. and:
      Stephen Read (dated December 16, 1997), Richard D. Rehm, M.D. (dated May 13, 1998),
      Eliseo Ruiz III (dated May 11, 1998), Scott Henault (dated September 17, 1997),
      Darla Walls (dated December 16, 1997) Jeffrey R. Luber (dated December 16, 1997)
      and Martha Kuppens (dated December 16, 1997)).                                                        28

11    Concentra Managed Care, Inc. - Statement Re:  Computation of Per Share Earnings                       35

27    Financial Data Schedule                                                                               36

