Form 10-Q
period 1998-09-30
CONCENTRA MANAGED CARE INC
filed 1998-11-13
CIK 1038528

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C. 20549



                                  FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


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

                              Yes [X]          No [ ]




At November 6, 1998, the registrant had outstanding an aggregate of 47,086,570 shares of its Common Stock, $.01 par value.

                            CONCENTRA MANAGED CARE, INC.


                                       INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Consolidated Balance Sheets (Unaudited) at
 December 31, 1997 (Restated) and September 30, 1998                          3

Consolidated Statements of Operations (Unaudited) for
 the Three and Nine Months Ended September 30, 1997 (Restated) and 1998       4

Consolidated Statements of Cash Flows (Unaudited)
 for the Nine Months Ended September 30, 1997 (Restated) and 1998             5

Notes to Consolidated Financial Statements (Unaudited)                        6

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                         10


PART II. OTHER INFORMATION                                                   17

Signature                                                                    18

EXHIBIT INDEX                                                                19

                          CONCENTRA MANAGED CARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1997 AND SEPTEMBER 30, 1998
                                 (UNAUDITED)

                                                                    DECEMBER         SEPTEMBER
                       ASSETS                                       31, 1997          30, 1998
----------------------------------------------------------        ------------     ------------
                                                                    RESTATED
CURRENT ASSETS:
  Cash and cash equivalents                                       $ 12,576,000     $106,066,000
  Marketable securities                                                      -        1,966,000
  Accounts receivable, net                                         106,963,000      127,579,000
  Prepaid expenses, tax assets and other current assets             26,212,000       31,128,000
                                                                  ------------     ------------
    Total current assets                                           145,751,000      266,739,000
PROPERTY AND EQUIPMENT, AT COST                                    104,054,000      131,938,000
Less:  Accumulated depreciation and amortization                   (38,351,000)     (48,742,000)
                                                                  ------------     ------------
NET PROPERTY AND EQUIPMENT                                          65,703,000       83,196,000
GOODWILL AND OTHER INTANGIBLE ASSETS, NET                          262,592,000      279,944,000
MARKETABLE SECURITIES                                                        -       12,530,000
OTHER ASSETS                                                         8,925,000       16,784,000
                                                                  ------------     ------------
                                                                  $482,971,000     $659,193,000
                                                                  ------------     ------------
                                                                  ------------     ------------
         LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------
CURRENT LIABILITIES:
  Revolving credit facilities                                     $ 49,000,000     $          -
  Current portion of long-term debt                                  7,497,000          129,000
  Accounts payable, accrued income tax and expenses                 35,221,000       48,368,000
  Accrued payroll and related expenses                              16,915,000       23,677,000
                                                                  ------------     ------------
    Total current liabilities                                      108,633,000       72,174,000
LONG-TERM DEBT, NET OF CURRENT PORTION                             150,103,000      327,769,000
DEFERRED INCOME TAXES AND OTHER LIABILITIES                         17,794,000       16,069,000
STOCKHOLDERS' EQUITY:
  Common stock                                                         436,000          471,000
  Paid-in capital                                                  257,022,000      269,058,000
  Retained deficit                                                 (51,017,000)     (26,348,000)
                                                                  ------------     ------------
    Total stockholders' equity                                     206,441,000      243,181,000
                                                                  ------------     ------------
                                                                  $482,971,000     $659,193,000
                                                                  ------------     ------------
                                                                  ------------     ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          CONCENTRA MANAGED CARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                                    ----------------------------     -----------------------------
                                                                        1997            1998             1997             1998
                                                                    ------------    ------------     ------------     ------------
                                                                      RESTATED                         RESTATED
REVENUES:
Field case management                                               $ 35,150,000    $ 42,067,000     $102,171,000     $128,265,000
Specialized cost containment                                          40,094,000      45,687,000      101,895,000      137,190,000
                                                                    ------------    ------------     ------------     ------------
  Managed care services                                               75,244,000      87,754,000      204,066,000      265,455,000
Health services                                                       55,968,000      71,148,000      155,016,000      197,875,000
                                                                    ------------    ------------     ------------     ------------
    Total revenues                                                   131,212,000     158,902,000      359,082,000      463,330,000
COST OF SERVICES:
Managed care services                                                 57,114,000      67,458,000      157,660,000      199,988,000
Health services                                                       40,009,000      52,469,000      114,225,000      148,707,000
                                                                    ------------    ------------     ------------     ------------
    Total cost of services                                            97,123,000     119,927,000      271,885,000      348,695,000
                                                                    ------------    ------------     ------------     ------------
      Total gross profit                                              34,089,000      38,975,000       87,197,000      114,635,000
General and administrative expenses                                   10,311,000      11,883,000       29,324,000       33,876,000
Amortization of intangibles                                            1,576,000       2,063,000        3,976,000        6,138,000
Non-recurring charge                                                  38,625,000               -       38,625,000       12,600,000
                                                                    ------------    ------------     ------------     ------------
      Operating income (loss)                                        (16,423,000)     25,029,000       15,272,000       62,021,000
Interest expense                                                       3,702,000       4,653,000        8,894,000       13,123,000
Interest income                                                         (582,000)     (1,277,000)      (2,214,000)      (2,939,000)
Other, net                                                               226,000         208,000        1,035,000          581,000
                                                                    ------------    ------------     ------------     ------------
    Income (loss) before income taxes                                (19,769,000)     21,445,000        7,557,000       51,256,000
Provision (benefit) for income taxes                                  (3,342,000)      9,000,000        6,159,000       23,803,000
                                                                    ------------    ------------     ------------     ------------
Net income (loss)                                                   $(16,427,000)   $ 12,445,000     $  1,398,000     $ 27,453,000
                                                                    ------------    ------------     ------------     ------------
                                                                    ------------    ------------     ------------     ------------

Pro forma net loss (see Note 2)                                     $(17,548,000)                    $ (1,028,000)
                                                                    ------------                     ------------
                                                                    ------------                     ------------
Basic earnings (loss) per share                                     $      (0.38)   $       0.26     $       0.03     $       0.59
                                                                    ------------    ------------     ------------     ------------
                                                                    ------------    ------------     ------------     ------------
Basic pro forma and actual earnings (loss) per share
  (see Note 2)                                                      $      (0.41)   $       0.26     $      (0.02)    $       0.59
                                                                    ------------    ------------     ------------     ------------
                                                                    ------------    ------------     ------------     ------------
Weighted average common shares outstanding                            42,876,000      47,027,000       42,584,000       46,237,000
                                                                    ------------    ------------     ------------     ------------
                                                                    ------------    ------------     ------------     ------------
Diluted earnings (loss) per share                                   $      (0.38)   $       0.26     $       0.03     $       0.58
                                                                    ------------    ------------     ------------     ------------
                                                                    ------------    ------------     ------------     ------------
Diluted pro forma and actual earnings (loss) per share
  (see Note 2)                                                      $      (0.41)   $       0.26     $      (0.02)    $       0.58
                                                                    ------------    ------------     ------------     ------------
                                                                    ------------    ------------     ------------     ------------
Weighted average common shares and equivalents outstanding            42,876,000      47,896,000       42,584,000       47,828,000
                                                                    ------------    ------------     ------------     ------------
                                                                    ------------    ------------     ------------     ------------


              The accompanying notes are an integral part of these
                        consolidated financial statements.

                           CONCENTRA MANAGED CARE, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                                  (UNAUDITED)

                                                                          1997              1998
                                                                     -------------     ------------
                                                                       RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $   1,398,000     $ 27,453,000
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation of property and equipment                               7,797,000       10,609,000
    Amortization of goodwill and other intangibles                       3,976,000        6,138,000
    Amortization and write-off of start-up costs                         2,850,000                -
    Amortization of deferred finance costs                                 576,000        1,200,000
  Change in assets and liabilities:
    Accounts receivable, net                                           (46,240,000)     (20,710,000)
    Prepaid expenses, prepaid income taxes and other assets             (5,777,000)      (2,359,000)
    Accounts payable, accrued expenses and income taxes                 40,939,000        9,432,000
                                                                     -------------     ------------
      Cash flows provided by operating activities                        5,519,000       31,763,000
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in acquisitions, net of cash acquired                     (95,524,000)     (16,740,000)
  Purchase of property and equipment                                   (17,227,000)     (26,333,000)
  Sale (purchase) of marketable securities, net                         12,045,000      (14,496,000)
  Proceeds from sale of property and equipment                                   -          440,000
                                                                     -------------     ------------
      Cash flows used in investing activities                         (100,706,000)     (57,129,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under the credit facilities                 33,300,000      (49,000,000)
  Proceeds from the issuance of long-term debt                          27,927,000      230,000,000
  Payment of deferred financing costs                                     (596,000)      (6,411,000)
  Payments to dissenting shareholders                                            -      (15,047,000)
  Repayment of long-term debt and capital leases                        (2,288,000)     (49,608,000)
  Payment of dividends                                                  (3,399,000)      (2,809,000)
  Proceeds from the sale of common stock under employee
    stock purchase plan and stock option plans                           3,523,000       11,731,000
                                                                     -------------     ------------
      Cash flows provided by financing activities                       58,467,000      118,856,000
                                                                     -------------     ------------
NET INCREASE (DECREASE) IN CASH                                        (36,720,000)      93,490,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            58,221,000       12,576,000
                                                                     -------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  21,501,000     $106,066,000
                                                                     -------------     ------------
                                                                     -------------     ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                      $   7,321,000     $ 10,793,000
  Income taxes paid                                                  $  13,953,000     $  8,767,000


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          CONCENTRA MANAGED CARE, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

The accompanying unaudited financial statements have been prepared by Concentra Managed Care, Inc. (the "Company" or "Concentra") pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (all of which are of a normal recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with the annual financial statements and, accordingly, should be read in conjunction with the attached Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and footnotes for the year ended December 31, 1997 included in the Company's Form 10-K and August 31, 1998 Form 8-K, where certain terms have been defined, Form 8-Ks and Form 8-K/A relating to the merger of Preferred Payment Systems, Inc. ("PPS"), and Form S-3 relating to the issuance of 4.5% Convertible Subordinated Notes.

(1) BASIS OF PRESENTATION AND RECENT ACQUISITIONS

On February 24, 1998, the Company acquired all of the outstanding common stock of Preferred Payment Systems, Inc. ("PPS") of Naperville, Illinois, in exchange for approximately 7,100,000 shares of Concentra common stock, the assumption of PPS options totaling approximately 580,000 shares of Concentra common stock, the payment of $15,047,000 in cash to dissenting PPS shareholders, and the assumption of approximately $49,000,000 of debt which was repaid at the time of the acquisition (see Note 3). This merger was accounted for as a pooling of interests. PPS, founded in 1990, is a provider of specialized cost containment and outsourcing services for healthcare payors.

The financial statements as of December 31, 1997 and for the three and nine months ended September 30, 1997 have been restated to reflect the merger of PPS in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). The Company also completed several immaterial acquisitions during the first three quarters of 1998.

In the first quarter of 1998, the Company recorded a non-recurring charge of $12,600,000 primarily associated with the merger of PPS. The utilization of this charge through September 30, 1998 was approximately $5,005,000 for professional fees and services, $2,198,000 in costs associated with personnel reductions, $512,000 in facility consolidations and closings, $1,627,000 associated with the write-off of deferred financing fees on PPS indebtedness retired and $900,000 of other non-recurring costs.

In the third quarter of 1997, the Company recorded a non-recurring charge of $38,625,000 associated with the merger of CRA Managed Care, Inc. and OccuSystems, Inc. The utilization of this charge through September 30, 1998 was approximately $10,518,000 for professional fees and services, $15,016,000 in costs associated with personnel reductions, $6,039,000 in facility consolidations and closings, $2,525,000 for the write-off of start-up costs and $2,767,000 of other merger and transitional expenses.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") effective in the first quarter of 1998. SFAS 130 establishes standards for reporting comprehensive income and its components in the consolidated financial statements. The Company's reported net income for the three and nine months ended September 30, 1997 and 1998 does not differ from comprehensive income as defined in SFAS 130.

(2) PRO FORMA NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE

Pro forma net loss and pro forma basic and pro forma diluted loss per share for the three and nine months ended September 30, 1997 have been calculated as if PPS had been subject to federal and state income taxes for the entire period, based upon an effective tax rate indicative of the statutory rates in effect. Prior to its merger with the Company during the first quarter of 1998, PPS elected to be taxed as an S corporation, and accordingly, was not subject to federal and state income taxes in certain jurisdictions.

                           CONCENTRA MANAGED CARE, INC.
                    Notes to Consolidated Financial Statements
                                  (Unaudited)

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which supersedes Accounting Principles Board Opinion No. 15. SFAS 128, establishes new accounting standards for the presentation of earnings per share whereby primary earnings per share is replaced with "Basic Earnings Per Share" and fully diluted earnings per share is now called "Diluted Earnings Per Share". Under SFAS 128, Basic Earnings Per Share is computed by dividing reported net income by weighted average common shares outstanding and Diluted Earnings Per Share has been computed assuming the conversion, if dilutive, of the Company's convertible notes and the elimination of the related interest expense, and the exercise of stock options, net of their related income tax effect.

                                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                                           -----------------------------    ---------------------------
                                                               1997             1998           1997            1998
                                                           ------------      -----------    -----------     -----------
                                                             RESTATED                        RESTATED
BASIC EARNINGS (LOSS) PER SHARE:
Net income (loss) available to shareholders                $(16,427,000)     $12,445,000    $ 1,398,000     $27,453,000
                                                           ------------      -----------    -----------     -----------
                                                           ------------      -----------    -----------     -----------
Pro forma net loss available to shareholders (1)           $(17,548,000)                    $(1,028,000)
                                                           ------------                     -----------
                                                           ------------                     -----------
Weighted average common shares outstanding                   42,876,000       47,027,000     42,584,000      46,237,000
                                                           ------------      -----------    -----------     -----------
                                                           ------------      -----------    -----------     -----------
Basic earnings (loss) per share                            $      (0.38)     $      0.26    $      0.03     $      0.59
                                                           ------------      -----------    -----------     -----------
                                                           ------------      -----------    -----------     -----------
Basic pro forma earnings (loss) per share (1)              $      (0.41)     $      0.26    $     (0.02)    $      0.59
                                                           ------------      -----------    -----------     -----------
                                                           ------------      -----------    -----------     -----------

DILUTED EARNINGS (LOSS) PER SHARE:
Net income (loss) available to shareholders                $(16,427,000)     $12,445,000    $ 1,398,000     $27,453,000
  Interest on common stock equivalents, net of tax                    -                -          6,000          52,000
                                                           ------------      -----------    -----------     -----------
Diluted net income (loss) available to shareholders        $(16,427,000)     $12,445,000    $ 1,404,000     $27,505,000
                                                           ------------      -----------    -----------     -----------
                                                           ------------      -----------    -----------     -----------

Pro forma net loss available to shareholders (1)           $(17,548,000)                    $(1,028,000)
  Interest on common stock equivalents, net of tax                    -                               -
                                                           ------------                     -----------
Diluted pro forma net loss available to shareholders (1)   $(17,548,000)                    $(1,028,000)
                                                           ------------                     -----------
                                                           ------------                     -----------
Weighted average common shares outstanding                   42,876,000       47,027,000     42,584,000      46,237,000
  Dilutive options, warrants and notes payable (2)                    -          869,000              -       1,137,000
  Dilutive convertible notes                                          -                -              -         454,000
                                                           ------------      -----------    -----------     -----------
Weighted average common shares and equivalents
  outstanding (2)                                            42,876,000       47,896,000     42,584,000      47,828,000
                                                           ------------      -----------    -----------     -----------
                                                           ------------      -----------    -----------     -----------
Diluted earnings (loss) per share                          $      (0.38)     $      0.26    $      0.03     $      0.58
                                                           ------------      -----------    -----------     -----------
                                                           ------------      -----------    -----------     -----------
Diluted pro forma earnings (loss) per share (1)            $      (0.41)     $      0.26    $     (0.02)    $      0.58
                                                           ------------      -----------    -----------     -----------
                                                           ------------      -----------    -----------     -----------



(1) Pro forma net loss and pro forma loss per share for the three and nine months ended September 30, 1997 have been calculated as if Preferred Payment Systems, Inc. ("PPS") had been subject to federal and state income taxes for the entire period, based upon an effective tax rate indicative of the statutory rates in effect. Prior to its merger with the Company during the first quarter of 1998, PPS elected to be taxed as an S corporation, and accordingly, was not subject to federal and state income taxes in certain jurisdictions.

(2) For the three and nine month periods ended September 30, 1997, common stock equivalents of 1,449,000 and 1,258,000 were antidilutive.

                         CONCENTRA MANAGED CARE, INC.
                   Notes to Consolidated Financial Statements
                                 (Unaudited)


(3) REVOLVING CREDIT FACILITIES AND LONG-TERM DEBT

The Company's debt as of December 31, 1997 and September 30, 1998 consists of the following:

                                                      December 31,     September 30,
                                                           1997            1998
                                                      ------------     -------------
Senior Credit Facility                                $ 49,000,000     $          -
4.5% Convertible Subordinated Notes due March 2003               -      230,000,000
6% Convertible Subordinated Notes due December 2001     97,750,000       97,750,000
Other                                                      850,000          148,000
PPS indebtedness:
  5% Convertible Subordinated Notes due August 2006     10,000,000                -
  10% Subordinated Notes due August 2003                 7,000,000                -
  PPS Credit Facility                                   42,000,000                -
                                                      ------------     ------------
                                                       206,600,000      327,898,000
Less: Current maturities                               (56,497,000)        (129,000)
                                                      ------------     ------------
  Long-term debt, net of current maturities           $150,103,000     $327,769,000
                                                      ------------     ------------
                                                      ------------     ------------

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

The Senior Credit Facility contains customary covenants, including certain financial covenants, such as cash flow, capital expenditures, and other financial ratio tests including interest expense coverage ratios. The Company was in compliance with all such covenants as of September 30, 1998.

                           CONCENTRA MANAGED CARE, INC.
                    Notes to Consolidated Financial Statements
                                 (Unaudited)


(4) SUBSEQUENT EVENTS

On October 29, 1998, the Company filed a Form 8-K to report the formation of a special committee of the Board of Directors to evaluate strategic alternatives in response to several unsolicited expressions of interest regarding the possible acquisition of some or all of the Company's common stock. The Company also announced that it has revised earnings projections for the fourth quarter of 1998 and is in the process of evaluating opportunities to reorganize the Managed Care Services division to improve efficiency and, as a result, that the Company will record a non-recurring charge of approximately $15,000,000 to $25,000,000 in the fourth quarter of 1998. Furthermore, the Company is currently performing a thorough analysis of all its business lines, as part of its 1999 budget process, to reflect current market conditions and opportunities and determine the most efficient allocation of its resources that will maximize the long-term profitability of its operations. As a result of the non-recurring charge the Company expects it will not be in compliance with certain leverage ratio covenants of the Senior Credit Facility in the fourth quarter of 1998 and the first quarter of 1999. The Company does not have any borrowings outstanding under the Senior Credit Facility and does not anticipate the need to borrow under the Senior Credit Facility for the next twelve months. The Company will work with the banks to address, with a waiver or an amendment, such noncompliance.
Although no assurance can be given that a waiver or an amendment will be executed, the Company is confident that it will be able to obtain such a waiver or an amendment.

                          CONCENTRA MANAGED CARE, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

THIS SECTION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT ARE BASED ON MANAGEMENT'S CURRENT VIEWS AND ASSUMPTIONS REGARDING FUTURE EVENTS, FUTURE BUSINESS CONDITIONS AND THE OUTLOOK FOR THE COMPANY BASED ON CURRENTLY AVAILABLE INFORMATION. WHEREVER POSSIBLE, THE COMPANY HAS IDENTIFIED THESE "FORWARD-LOOKING STATEMENTS" (AS DEFINED IN SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT) BY WORDS AND PHRASES SUCH AS "ANTICIPATES", "PLANS", "BELIEVES", "ESTIMATES", "EXPECTS", "WILL BE DEVELOPED AND IMPLEMENTED", AND SIMILAR EXPRESSIONS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES AND FUTURE EVENTS COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THESE STATEMENTS. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

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

OVERVIEW

Managed Care Services provides field case management and specialized cost containment services designed to reduce costs associated with workers' compensation, disability and automobile accident injury coverage. Field case management services involve working on a one-on-one basis with injured employees and their various health care professionals, employers and insurance company adjusters to assist in maximizing medical improvement and, where appropriate, to expedite the return to work. Managed Care Services' field case management revenue growth has resulted from both local market share gains and geographic office expansion. The Company is in the process of evaluating opportunities to reorganize the Managed Care Services division to improve efficiency and, as a result, the Company will record a non-recurring charge of approximately $15,000,000 to $25,000,000 in the fourth quarter of 1998 (see Note 4 - Notes to Consolidated Financial Statements). The Company, however, will continue to examine the possibility of acquiring additional field case management offices or businesses if an appropriate strategic opportunity arose.

Since 1990, Managed Care Services has also offered specialized cost containment services. Specialized cost containment services include utilization management, specialized preferred provider organization ("PPO") network management, telephonic case management, and retrospective medical bill review services that are designed to reduce the cost of workers' compensation claims, automobile accident injury claims and group health claims. Managed Care Services currently derives most of its revenues on a fee-for-service basis.

On February 24, 1998, the Company acquired Preferred Payment Systems, Inc. in a pooling-of-interests transaction and significantly expanded its presence in the out-of-network group health bill review market. The results of PPS are included in the Managed Care Services results as part of its cost containment services. The financial statements as of December 31, 1997 and for the three and nine months ended September 30, 1997 have been restated for the PPS merger.

Health Services manages occupational healthcare centers at which it provides support personnel, marketing, information systems, and management services to its affiliated physicians. Health Services owns all of the operating assets of the occupational healthcare centers, including leasehold interests and medical equipment. Health Services generates its net patient service revenues primarily from the diagnosis, treatment and management of work-related injuries and illnesses and from other occupational healthcare services, such as employment-related physical examinations, drug and alcohol testing, functional capacity testing and other related programs. For the nine months ended September 30, 1998, Health Services derived 63.2% of its net revenues from the treatment of work-related injuries and illnesses and 36.8% of its net revenues from non-injury related medical services.

                            CONCENTRA MANAGED CARE, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                     OPERATIONS

The following table provides certain information concerning the Company's service locations:

                                                                      Nine months
                                            Years ended December 31,     ended
                                              --------------------   September 30,
                                                1996       1997           1998
                                              --------   ---------   -------------
Service locations at the end of the period:
  Field case management                          118        123           117
  Cost containment services                       70         83            86
  Medical centers (1)                            109        140           151

Physician practices acquired during the
  period (2)                                      32         22            10

Physician practices developed during the
  period                                          10          8             1

Number of affiliated physicians at the end
  of the period                                  196        252           276

Medical centers - same market growth (3)        10.7%      11.0%         11.5%


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

REVENUES

Total revenues increased 21.1% in the third quarter of 1998 to $158,902,000 from $131,212,000 in the third quarter of 1997. Managed Care Services' revenues increased 16.6% in the third quarter of 1998 to $87,754,000 as field case management revenues increased 19.7% for the third quarter of 1998 to $42,067,000 from $35,150,000 in the third quarter of 1997 and specialized cost containment revenues increased 13.9% in the third quarter of 1998 to $45,687,000 from $40,094,000 in the third quarter of 1997. Health Services' revenues increased 27.1% in the third quarter of 1998 to $71,148,000 from $55,968,000 in the third quarter of 1997.

Total revenues increased 29.0% for the nine months of 1998 to $463,330,000 from $359,082,000 for the nine months of 1997. Managed Care Services' revenues increased 30.1% for the nine months of 1998 to $265,455,000 as field case management revenues increased 25.5% for the nine months of 1998 to $128,265,000 from $102,171,000 for the nine months of 1997 and specialized cost containment revenues increased 34.6% for the nine months of 1998 to $137,190,000 from $101,895,000 for the nine months of 1997. Health Services' revenues increased 27.6% for the nine months of 1998 to $197,875,000 from $155,016,000 for the nine months of 1997.

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

                            CONCENTRA MANAGED CARE, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                     OPERATIONS

COST OF SERVICES

Total cost of services increased 23.5% in the third quarter of 1998 to $119,927,000 from $97,123,000 in the third quarter of 1997. Managed Care Services' cost of services increased 18.1% in the third quarter of 1998 to $67,458,000 from $57,114,000 in the third quarter of 1997 while Health Services' cost of sales increased 31.1% in the third quarter of 1998 to $52,469,000 from $40,009,000 in the third quarter of 1997.

Total cost of services increased 28.3% for the nine months of 1998 to $348,695,000 from $271,885,000 for the nine months of 1997. Managed Care Services' cost of services increased 26.8% for the nine months of 1998 to $199,988,000 from $157,660,000 for the nine months of 1997 while Health Services' cost of sales increased 30.2% for the nine months of 1998 to $148,707,000 from $114,225,000 for the nine months of 1997.

Total cost of services as a percentage of revenue increased to 75.5% in the third quarter of 1998 compared to 74.0% in the third quarter of 1997. Managed Care Services' cost of services as a percentage of revenue increased to 76.9% in the third quarter of 1998 compared to 75.9% in the third quarter of 1997, while Health Services cost of services as a percentage of revenue increased to 73.7% in the third quarter of 1998 compared to 71.5% in the third quarter of 1997.

Total cost of services as a percentage of revenue decreased to 75.3% for the nine months of 1998 compared to 75.7% for the nine months of 1997. Managed Care Services' cost of services as a percentage of revenue decreased to 75.3% for the nine months of 1998 compared to 77.3% for the nine months of 1997, while Health Services cost of services as a percentage of revenue increased to 75.2% for the nine months of 1998 compared to 73.7% for the nine months of 1997.

Managed Care Services saw a deterioration in gross margins in the third quarter of 1998 due primarily to a slow down in field case management revenue during the quarter. Managed Care Services has seen improvement in gross margin for the nine months of 1998 primarily resulting from a shift in its services revenue mix towards specialized cost containment services, including the services provided by FNS and PPS, which historically have had higher gross profit margins than revenues derived from field case management. Although the gross margin improved slightly for the nine months of 1998 it was negatively affected by a decrease in provider bill review gross margins and a slow down in field case management revenues and resulting gross margins. Provider bill review gross margins decreased due primarily to start-up costs and pricing concessions on new customers.

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

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 15.2% in the third quarter of 1998 to $11,883,000 from $10,311,000 in the third quarter of 1997, or 7.5% and 7.9%
as a percentage of revenue for the third quarter of 1998 and 1997, respectively. General and administrative expenses increased 15.5% for the nine months of 1998 to $33,876,000 from $29,324,000 for the nine months of 1997, or 7.3% and 8.2% as a percentage of revenue for the nine months of 1998 and 1997, respectively. The increase in general and administrative expenses in 1998 was due primarily to expenses associated with acquisitions and the continued investment in the Information Services and Technology Group and in accounting and administrative personnel.

AMORTIZATION OF INTANGIBLES

Amortization of intangibles increased 30.9% in the third quarter of 1998 to $2,063,000 from $1,576,000 in the third quarter of 1997, or 1.3% and 1.2% as a percentage of revenue for the third quarter of 1998 and 1997, respectively. Amortization of intangibles increased 54.4% for the nine months of 1998 to $6,138,000 from $3,976,000 for the nine months of 1997, or 1.3% and 1.1% as a percentage of revenue for the third quarter of 1998 and 1997, respectively. This increase is the result of amortizing additional intangible assets such as goodwill, customer lists and assembled workforces primarily associated with the purchases of About Health, Inc. by PPS and FNS and various smaller acquisitions by Health Services.

                            CONCENTRA MANAGED CARE, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                     OPERATIONS


NON-RECURRING CHARGES

In the third quarter of 1997, the Company recorded a non-recurring charge of $38,625,000 associated with the merger of CRA Managed Care, Inc. and OccuSystems, Inc. The utilization of this charge through September 30, 1998 was approximately $10,518,000 for professional fees and services, $15,016,000 in costs associated with personnel reductions, $6,039,000 in facility consolidations and closings, $2,525,000 for the write-off of start-up costs and $2,767,000 of other merger and transitional expenses.

In the first quarter of 1998, the Company recorded a non-recurring charge of $12,600,000 primarily associated with the merger of PPS. The utilization of this charge through September 30, 1998 was approximately $5,005,000 for professional fees and services, $2,198,000 in costs associated with personnel reductions, $512,000 in facility consolidations and closings, $1,627,000 associated with the write-off of deferred financing fees on PPS indebtedness retired and $900,000 of other non-recurring costs.

On October 29, 1998, the Company filed a Form 8-K to report the formation of a special committee of the Board of Directors to evaluate strategic alternatives in response to several unsolicited expressions of interest regarding the possible acquisition of some or all of the Company's common stock. The Company also announced that it has revised earnings projections for the fourth quarter of 1998 and is in the process of evaluating opportunities to reorganize the Managed Care Services division to improve efficiency and, as a result, that the Company will record a non-recurring charge of approximately $15,000,000 to $25,000,000 in the fourth quarter of 1998. Furthermore, the Company is currently performing a thorough analysis of all its business lines, as part of its 1999 budget process, to reflect current market conditions and opportunities and determine the most efficient allocation of its resources that will maximize the long-term profitability of its operations.

INTEREST EXPENSE

Interest expense increased $951,000 in the third quarter of 1998 to $4,653,000 from $3,702,000 in the third quarter of 1997 while interest expense increased $4,229,000 for the nine months of 1998 to $13,123,000 from $8,894,000 for the nine months of 1997 due primarily to increased outstanding borrowings under the credit facilities to finance acquisitions and the issuance of $230,000,000 in 4.5% Convertible Subordinated Notes in March and April 1998.

INTEREST INCOME

Interest income increased $695,000 in the third quarter of 1998 to $1,277,000 from $582,000 in the third quarter of 1997 while interest income increased $725,000 for the nine months of 1998 to $2,939,000 from $2,214,000 for the nine months of 1997 due primarily to an increase in investable cash balances as a result of the issuance of $230,000,000 in 4.5% Convertible Subordinated Notes in March and April 1998.

OTHER EXPENSE

Other expense decreased $18,000 in the third quarter of 1998 to $208,000 from $226,000 in the third quarter of 1997 while other expense decreased $454,000 for the nine months of 1998 to $581,000 from $1,035,000 for the nine months of 1997. Other expenses are primarily related to minority interests.

PROVISION FOR INCOME TAXES

The Company's provision for income taxes in the third quarter and nine months of 1998 was $9,000,000 and $23,803,000, respectively. On a pro forma basis, giving effect to the PPS transaction, the Company's (benefit) provision for income taxes in the third quarter and nine months of 1997 was ($2,221,000) and $8,585,000, respectively. The pro forma effective tax rate was 42.0% and 11.2% in the third quarters of 1998 and 1997, respectively and 46.4% and 113.6% for the nine months of 1998 and 1997, respectively. Excluding the tax effects of the non-recurring charges in the third quarter of 1997 and in the first quarter of 1998, the pro forma effective tax rate would have been 39.1% for the third quarter of 1997 and 42.0% and 39.3% for the nine months of 1998 and 1997, respectively. The higher tax rates for the nine months of 1998 and 1997 results from the non-recurring charge and the impact of the non-deductibility of certain fees and expenses associated with the mergers. The Company expects to continue to provide for its taxes at an effective tax rate of approximately 42% for the remainder of the year.

                            CONCENTRA MANAGED CARE, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                     OPERATIONS

INFORMATION SYSTEMS - YEAR 2000

The Year 2000 concern, which is common to most companies, concerns the inability of information and non-information systems, primarily computer software programs, to properly recognize and process date sensitive information as the Year 2000 approaches. System database modifications and/or implementation modifications will be required to enable such information and non-information systems to distinguish between 21st and 20th century dates. The Company has completed a number of acquisitions in recent years, and the information systems of some of the acquired operations have not been fully integrated with the Company's information systems.

The Company has formed a Year 2000 Program Office to provide a centralized management function for the entire organization that will assist in identifying, addressing and monitoring the Company's Year 2000 readiness and compliancy programs. The Year 2000 Program Office has organized teams at each division to research Year 2000 compliance status and implement the appropriate solutions. The Company's Year 2000 Program includes five phases - awareness, assessment, remediation, testing and implementation. The awareness phase is complete and the assessment phase is anticipated to be substantially complete by the end of the fourth quarter of 1998. The Company's Year 2000 Program Office engaged an outside consultant to assist in an inventory and assessment of Year 2000 affected areas, with a primary focus on information technology systems, third party software and key suppliers and selected customers. The Company expects to engage additional outside consultants in the fourth quarter to expand the assessment of the Company's desktop and infrastructure Year 2000 compliance.
The Company has also coordinated an internal inventory and assessment of non-information technology systems (e.g. embedded systems contained in medical equipment).

The Year 2000 Program Office is establishing a protocol for soliciting Year 2000 compliance information from third parties and expects to have sent requests for compliance information from all key suppliers and selected customers by the end of the fourth quarter of 1998. The Company has received some Year 2000 compliance information from third parties and anticipates receiving the remaining responses by the end of the first quarter of 1999. These responses should indicate the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues.

The Company's identified Year 2000 projects overlap with its ongoing investments in information technology, as such, there are presently Year 2000 projects at the assessment, remediation, testing and implementation phases. The Company believes that it has identified most "mission critical" issues and has developed or is in the process of developing appropriate action plans which may include software upgrades, replacement of noncompliant components or referral of problems related to third party-provided software to the original supplier. The Company has prepared and is preparing its plans to have all "mission critical" projects Year 2000 compliant by the fourth quarter of 1999. While some non-critical systems may not be addressed until after December 1999, the Company believes such systems will not disrupt the Company's operations in a material manner. Any additional issues that may arise will be classified as either "mission critical" or non-critical, and appropriate action plans will be developed and implemented. The Company expects to have formulated any contingency plans deemed necessary by the third quarter of 1999.

The Company currently estimates that the total cost of implementing its Year 2000 Program will cost between $5,000,000 and $10,000,000. However, until the assessment phase is completed in the fourth quarter of 1998, the Company is uncertain if its present plans and resources will be sufficient to ensure Year 2000 compliance of all "mission critical" projects by January 1, 2000. This preliminary estimate is based upon presently available information and will be updated as the Company finalizes its assessment and continues through implementation. In particular, the estimate may also need to be increased once the Company has received feedback from key suppliers and selected customers and has formulated any contingency plans

                            CONCENTRA MANAGED CARE, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                     OPERATIONS

required. It is expected these costs will not be significantly different from the Company's current planned investment for information technology, and therefore, should not have a material adverse effect on the Company's long-term results of operations, liquidity, or consolidated financial position.

Although the Company does not anticipate any disruption in its operations or financial reporting as a result of system upgrades or system integrations, there can be no assurance that such disruption will not occur or that the desired benefits from the Year 2000 compliance of the Company's information and non-information systems will be realized. If the Company does not identify Year 2000 issues and implement modifications or new information and non-information systems prior to January 1, 2000, its operations could be disrupted which could have a material adverse effect on the Company's business or operating results or financial condition. In addition, the Company places a high degree of reliance on computer systems of third parties, such as customers, trade suppliers and computer hardware and commercial software suppliers. Although the Company is assessing the readiness of these third parties, there can be no guarantee that the failure of these third parties to modify their systems in advance of December 31, 1999 would not have a material adverse effect on the Company. In addition, the Company's operations could be disrupted if the companies with which the Company does business do not identify and correct any Year 2000 issues and such failure adversely affects their ability to do business with the Company. If all Year 2000 issues are not identified and all action plans are not completed and contingency plans become necessary, the Company may not be Year 2000 compliant which could have a material adverse effect on the Company's long-term results of operations, liquidity, or consolidated financial position. The amount of potential liability and lost revenue has not been estimated.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows generated from operations was $31,763,000 for the nine months of 1998 and $5,519,000 for the nine months of 1997. During the nine months of 1998, working capital used $13,637,000 of cash due primarily to an increase in accounts receivable and prepaid expenses partially offset by an increase in accounts payable and accrued expenses.

Accounts payable and accrued expenses increased due primarily to the provision for income taxes not yet paid and the $12,600,000 non-recurring charge in the first quarter of 1998 partially offset by the payment of obligations related to that non-recurring charge and year-end obligations, including certain obligations associated with the non-recurring charge of $38,625,000 recorded in the third quarter of 1997. As of September 30, 1998, the Company has a remaining obligation of approximately $4,100,000 related to these non-recurring charges.

The Company utilized net cash of $16,740,000 in connection with acquisitions, $14,496,000 to purchase marketable securities and $26,333,000 to purchase property and equipment during the nine months of 1998, the majority of which was spent on new computer and software technology.

Cash flows provided by financing activities of $118,856,000 was due primarily to the issuance of $230,000,000 in 4.5% Convertible Subordinated Notes, $223,589,000 net of deferred finance fees. A portion of the proceeds from the issuance of the 4.5% Convertible Subordinated Notes were used to repay borrowings under the Senior Credit Facility, repay debt assumed in the merger with PPS, and the payment of $15,047,000 to PPS dissenting shareholders.

The Company believes that its current cash balances, the cash flow generated from operations and its borrowing capacity under the $100,000,000 Senior Credit Facility, if needed, will be sufficient to fund the Company's working capital, medical center acquisitions and capital expenditure requirements for at least the next twelve months. On October 29, 1998, the Company filed a Form 8-K to report, among other items (see Note 4 - Notes to Consolidated Financial Statements), that it is in the process of evaluating opportunities to reorganize the Managed Care Services division to improve efficiency and, as a result, that the Company will record a non-recurring charge of approximately $15,000,000 to $25,000,000 in the fourth quarter of 1998. Furthermore, the Company is currently performing a thorough analysis of all its business lines, as part of its 1999 budget process, to reflect current market conditions and opportunities and determine the most efficient allocation of its resources that will maximize the long-term profitability of its operations. As a result of the non-recurring charge the Company expects it will not be in compliance with certain leverage ratio covenants of the Senior Credit Facility in the fourth quarter of

                            CONCENTRA MANAGED CARE, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                     OPERATIONS

1998 and the first quarter of 1999. The Company does not have any borrowings outstanding under the Senior Credit Facility and does not anticipate the need to borrow under the Senior Credit Facility for the next twelve months. The Company will work with the banks to address, with a waiver or an amendment, such noncompliance. Although no assurance can be given that a waiver or an amendment will be executed, the Company is confident that it will be able to obtain such a waiver or an amendment.

                            CONCENTRA MANAGED CARE, INC.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Forms 8-K

(a) Exhibits

     Exhibit 10.1 Employment Agreement dated September 17, 1997, between
                  Concentra Managed Care, Inc. and Kenneth Loffredo

     Exhibit 27 - Financial Data Schedule

(b) Reports on Forms 8-K

     Form 8-K dated July 30, 1998 regarding the Company's press release announcing the Company's earnings for the three and six months ended June 30, 1998.

     Form 8-K dated August 31, 1998, regarding the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements for the three years ended December 31, 1997 restatement to reflect the acquisition of all of the outstanding shares of Preferred Payment Systems, Inc. on February 24, 1998.

     Form 8-K dated September 8, 1998, announcing comments on earnings estimates.

     Form 8-K dated September 18, 1998, announcing appointment of Daniel Thomas as Interim Chief Executive Officer, John Carlyle as Chairman of the Board of Directors and resignation of Donald J. Larson as Chief Executive Officer and Chairman of the Board of Directors.

     Form 8-K dated September 25, 1998, announcing the resignation of Donald J. Larson from the Board of Directors.

     Form 8-K dated October 29, 1998, regarding the Company's press release announcing the Company's earnings for the three and nine months ended September 30, 1998 and the announcement of the formation of a special committee to evaluate strategic alternatives in response to several unsolicited expressions of interest regarding the possible acquisition of some or all of the Company's common stock.

                            CONCENTRA MANAGED CARE, INC.

                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CONCENTRA MANAGED CARE, INC.



Date: November 13, 1998                By: /s/ Joseph F. Pesce
      -----------------                --------------------------------------
                                       Joseph F. Pesce
                                       Executive Vice President -
                                       Finance and Administration,
                                       Chief Financial Officer and Treasurer

                           CONCENTRA MANAGED CARE, INC.

                                   EXHIBIT INDEX

                                                                            Page
                                                                            ----
10.1   Employment Agreement dated September 17, 1997, between Concentra
       Managed Care, Inc. and Kenneth Loffredo                                20

27     Financial Data Schedule                                                30