Form 10-K
period 1998-12-31
CONCENTRA MANAGED CARE INC
filed 1999-03-30
CIK 1038528

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                ---------------

                                   FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        COMMISSION FILE NUMBER 000-22751

                                ---------------

                          CONCENTRA MANAGED CARE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                      04-3363415
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)

         312 UNION WHARF,
       BOSTON, MASSACHUSETTS                                 02109
  (Address of principal executive offices)                 (Zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 367-2163

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock,
                                                par value $.01 per share
                                                4.5% Convertible Notes due 2003
                                                6.0% Convertible Notes Due 2001

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant totaled $679,852,314 (based on the closing price of the Company's Common Stock on The Nasdaq National Market on March 15, 1999).

     As of March 15, 1999, the Registrant had outstanding an aggregate of 47,294,074 shares of its Common Stock, $.01 par value.




                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE.


================================================================================

                         CONCENTRA MANAGED CARE, INC.
                                   FORM 10-K
                      FISCAL YEAR ENDED DECEMBER 31, 1998

                                     INDEX





                                                                                                           PAGE
                                                                                                           -----
PART I
Item 1.      Business ..................................................................................   1
Item 2.      Properties ................................................................................   20
Item 3.      Legal Proceedings .........................................................................   20
Item 4.      Submission of Matters to a Vote of Security Holders .......................................   20
PART II
Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters .....................   21
Item 6.      Selected Financial Data ...................................................................   22
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations .....   22
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk ................................   30
Item 8.      Financial Statements and Supplementary Data ...............................................   30
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......   30
PART III
Item 10.     Directors and Executive Officers of the Registrant ........................................   31
Item 11.     Executive Compensation ....................................................................   34
Item 12.     Security Ownership of Certain Beneficial Owners and Management ............................   42
Item 13.     Certain Relationships and Related Transactions ............................................   43
PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........................   44

                          FORWARD LOOKING INFORMATION

     This Report contains certain forward-looking statements that are based on management's current views and assumptions regarding future events, future business conditions and the outlook for the Company based on currently available information. Wherever possible, the Company has identified these "forward-looking statements" (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Security Exchange Act) of 1934 by words and phrases such as "anticipates", "plans", "believes", "estimates", "expects", "will be developed and implemented", and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are subject to risks and uncertainties and future events could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. The Company assumes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.


                                    PART I


ITEM 1. BUSINESS

A. GENERAL

     Concentra Managed Care, Inc. (the "Company" or "Concentra")* is the leading provider of healthcare management and cost containment services to the workers' compensation, auto insurance and disability insurance markets. The Company is also the leading provider of out-of-network medical claims review to the group health marketplace and performs non-injury healthcare services for over 80,000 local employers. Concentra offers a continuum of services to employers, insurers and third-party administrators ("TPAs") of all sizes. The Company's services allow customers to increase the direction of care for injury claims, aggressively manage the treatment plan and thereby control the total costs of those claims, and review medical claims retrospectively, thus reducing overall workers' compensation, auto insurance, disability and out-of-network group health costs. The Company has demonstrated that by both providing healthcare and offering claims management services, Concentra is in a unique position to offer and provide a full continuum of services on a bundled or unbundled basis to national or regional accounts and local employers.

     Concentra's comprehensive services are comprised of three distinct categories: (i) healthcare services, (ii) specialized cost containment services, and (iii) field case management services. For the year ended December 31, 1998, revenues from healthcare services, specialized cost-containment services and field case management services represented approximately 43%, 30% and 27% of total revenues, respectively.

     Healthcare services are provided through the Company's network of 169 owned and managed occupational healthcare centers, located in 50 markets in states as of March 15, 1999. Healthcare services include injury care and physical therapy services for work-related injuries and illnesses, physical examinations, substance abuse testing and certain other loss-prevention services.

     Specialized cost containment services are comprised of the Company's first report of injury service provided through its First Notice Systems* subsidiary ("First Notice"), telephonic case management services, provider bill review services, preferred provider organization ("PPO") access through the Company's Focus Healthcare Management* subsidiary ("Focus"), out-of-network bill review services through the Company's Concentra Preferred Systems subsidiary ("CPS"). independent medical exams ("IMEs") and peer reviews CPS provides out-of-network medical bill review services primarily to the group health market, but Concentra is now marketing this service to its workers' compensation and auto insurance customers.

     Field case management services are provided to a national customer base utilizing over 1,100 full time field case managers. Field case management services involve working on a one-on-one basis with injured employees and facilitating communication among their various healthcare professionals, employers and insurance company adjusters. Field case management services are designed both to assist in maximizing medical improvement and, where appropriate, to expedite return to work.

--------
* "Concentra", "First Notice Systems" and "Focus Healthcare Management" are registered service marks of Concentra Managed Care, Inc.

     On March 2, 1999, Concentra entered into an Agreement and Plan of Merger (the "Merger Agreement") with Yankee Acquisition Corp., a Delaware corporation ("Yankee"). On March 24, 1999, Concentra entered into an Amended and Restated Agreement and Plan of Merger (the "Amended Merger Agreement") with Yankee, amending the Merger Agreement. The Amended Merger Agreement contemplates the merger (the "Merger") of Yankee with and into Concentra. As a result of the Merger, each outstanding share of Concentra Common Stock will be converted into the right to receive $16.50 in cash. The Merger is conditioned upon, among other things approval by the stockholders of Conentra, receipt of financing and certain regulatory approvals. The transaction is structured to be accounted for as a recapitaliztion.

B. INDUSTRY OVERVIEW


WORKERS' COMPENSATION

     Workers' compensation is a state-mandated, comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs resulting from work-related injuries and illnesses. Since their introduction in the early 1900s, these programs have been expanded to all fifty states, the District of Columbia and Canada. In addition, federal statutes provide workers' compensation benefits for federal employees. Each state is responsible for implementing and regulating its own program. Consequently, workers' compensation benefits and arrangements vary on a state-by-state basis and are often highly complex.

     Workers' compensation legislation generally requires employers, directly or indirectly through an insurance vehicle, to fund all of an employee's costs of medical treatment and a significant portion of lost wages, legal fees and other associated costs. Typically, work-related injuries are broadly defined, and injured or ill employees are entitled to extensive benefits. Employers are required, directly or indirectly, to provide first-dollar coverage with no co-payment or deductible due from the injured or ill employee for medical treatment and, in many states, there is no lifetime limit on expenses. However, in exchange for providing this coverage for employees, employers are not subject to litigation by employees for benefits in excess of those provided pursuant to the relevant state statute. In most states, the extensive benefits coverage (for both medical costs and lost wages) is provided through the purchase of commercial insurance from private insurance companies, participation in state-run insurance funds or employer self-insurance.

     According to statistics published in the 1998 Workers' Compensation Year Book, total workers' compensation costs to employers in the United States were estimated to be approximately $92 billion in 1996. Although the industry as a whole is fragmented with a large number of competitors in the various sub-segments of workers' compensation services, Concentra believes that it is the only integrated provider of healthcare management and cost-containment services offering a full continuum of services on a nationwide basis.


OCCUPATIONAL HEALTHCARE

     Occupational healthcare is largely provided by independent physicians, who have experienced increasing pressures in recent years from cost containment efforts, growing regulatory complexity, and increased competition. The Company anticipates that competition in the occupational healthcare industry may shift from individual practitioners to specialized provider groups, such as those managed by the Company.

     Occupational healthcare services consist of two primary components: (i) workers' compensation injury care and related services; and (ii) non-injury healthcare services related to employer needs or statutory requirements.

     INJURY CARE

     The dollar amount of workers' compensation claims has increased significantly in recent years, resulting in escalating costs to employers. The Company anticipates that employers' direct costs of workers' compensation will continue to escalate primarily because of broader definitions of work-related injuries and illnesses covered by workers' compensation laws, the shifting of medical costs from group health plans to the workers' compensation system, an aging work force and, most importantly, the absence of comprehensive cost containment programs (such as those that encourage early return-to-work and limited duty).

     As workers' compensation costs increase, Concentra expects that employers will continue to seek and implement strategies and programs to reduce workers' compensation costs and to improve worker productivity, health and safety. The Company believes that clients' use of its healthcare services at the primary care level, focusing on proactively managing each injury episode and encouraging early return to work (as appropriate), can result in substantial savings in indemnity and medical costs.

     Provider reimbursement methods vary on a state-by-state basis. Forty states have adopted fee schedules pursuant to which all healthcare providers are uniformly reimbursed. The fee schedules are set by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. In states without fee schedules, healthcare providers are reimbursed based on usual, customary and reasonable ("UCR") fees charged in the particular state in which the services are provided. Of the 25 states in which the Company currently operates occupational healthcare centers, 21 have fee schedules.

     Limitations on an employee's right to choose a specific healthcare provider are dependent upon the particular state statute. According to the Workers' Compensation Research Institute, as of March 1999, 25 states limited the employee's choice of provider and 32 states placed restrictions on switching providers, including provisions requiring employer approval for any changes. Twelve states place restrictions on switching providers via managed care arrangements. Generally, the employer will also have the ability to direct the employee when the employer is self-insured. Concentra believes that employers greatly influence their employees' choices of physicians even in states in which the employees may select their providers. As a result, it has been the Company's experience that its results of operations and prospects in a particular state are not materially dependent upon state statutes regarding direction of care.

     NON-INJURY HEALTHCARE SERVICES

     Non-injury occupational healthcare services include employment-related physical examinations, drug and alcohol testing, functional capacity testing and other related programs designed to meet specific employer needs. Non-injury healthcare services also include programs to assist employers in complying with a continuously expanding list of federal and state requirements, including hearing conservation programs, toxic chemical exposure surveillance and monitoring programs, and Department of Transportation and Federal Aviation Administration physical examinations. Federal laws governing health issues in the workplace, including the Americans with Disabilities Act (the "ADA"), have increased employers' demand for healthcare professionals who are experts in the delivery of these regulated services.


MANAGED CARE SERVICES: SPECIALIZED COST CONTAINMENT AND FIELD CASE MANAGEMENT

     Managed care techniques are intended to control the cost of healthcare services and to measure the performance of providers through intervention and on-going review of services proposed and actually provided. Managed care techniques were originally developed to stem the rising costs of group healthcare. Historically, employers were slow to apply managed care techniques to workers' compensation costs primarily because the aggregate costs are relatively small compared to those associated with group health benefits and because state-by-state regulations related to workers' compensation are far more complex than those related to group health. However, in recent years, employers and insurance carriers have been increasing their focus on applying managed care techniques to control their workers' compensation costs.

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

     Because workers' compensation benefits are mandated by law and are subject to extensive regulation, payors and employers do not have the same flexibility to alter benefits as they have with other health benefit programs. In addition, workers' compensation programs vary from state to state, making it difficult for payors and multi-state employers to adopt uniform policies to administer, manage and control the costs of benefits. As a result, managing the cost of workers' compensation requires approaches that are tailored to the specific state regulatory environment in which the employer operates.

     Workers' compensation managed care services include two broad categories: specialized cost containment services and field case management services.
Specialized cost containment services are designed to reduce the cost of workers' compensation claims through a variety of techniques such as first report of injury services, utilization management (precertification and concurrent review), retrospective bill review services, telephonic case management, PPO network access, out-of-network bill review services, IMEs and peer reviews. Field case management services involve working on a one-on-one basis with injured employees and facilitating communication among their various healthcare professionals, employers and insurance company adjusters. Field case management services are designed both to assist in maximizing medical improvement and, where appropriate, to expedite return to work.


GROUP HEALTH COST CONTAINMENT SERVICES

     All healthcare payors have out-of-network exposure due to healthcare claims that are outside their coverage area or network either as a matter of choice on the part of the insured or as a result of geographic circumstances where the insured does not have local access to contracted providers. Out-of-network healthcare claims expose payors to greater incidence of over-utilization, cost-shifting, omission of appropriate discounts and possible billing errors. Out-of-network bill review service providers produce savings for their clients by analyzing these out-of-network medical claims and reducing the costs which otherwise would be payable through a variety of methods, including professional negotiation, line item analysis, specialized audit and bill review processes and broad access to preferred provider networks.


AUTO MANAGED CARE SERVICES

     The automobile insurance industry, like the workers' compensation industry, is regulated on a state-by-state basis. Although regulatory approval is not required for Concentra to offer most of its services to the automobile insurance market (including voluntary network access), state regulatory approval is required in order to offer automobile insurers' products that permit them to direct claimants into a network of medical providers.

     It is relatively recent that the auto insurance market has provided legislative support of healthcare management and cost management services. However, in states that have adopted auto managed care legislation, direction of care to designated providers of treatment have lowered the costs of Personal Injury Protection coverage. The lowering of this threshold has an impact as to whether further damages claims can be made with regard to injury costs. As a result of performance in the states of Colorado and Hawaii, new opportunities have arisen in other states with existing no-fault legislation. Concentra is pursuing auto-related business using cost management strategies in those states that permit such programs.


C. CONCENTRA'S BUSINESS STRATEGY

     Concentra's objective is to capitalize on its national presence by providing an integrated platform of comprehensive healthcare management and cost containment services. The Company's strategy is to (i) increase market penetration of early intervention services such as healthcare services, first report of injury and telephonic case management, (ii) increase market penetration of out-of-network bill review services to the group health, workers' compensation and auto insurance markets, (iii) streamline patient care, outcomes reporting and claims resolution through enhanced information technology, (iv) continue to acquire and develop occupational healthcare centers and expand healthcare network services by developing direct affiliations with primary care physicians, specialists, hospitals and other ancillary providers and (v) capitalize on the Company's national organization and local market presence to win new customers and to increase cross-selling of services to existing accounts. Concentra will seek to implement this strategy as follows:

INCREASE MARKET PENETRATION OF EARLY INTERVENTION SERVICES

     Concentra intends to increase its development and marketing of early intervention services, such as access to its network of occupational healthcare centers and other providers in its PPO network, first report of injury, precertification, and telephonic case management. Early intervention enables Concentra to identify promptly cases that have the potential to result in significant expenses and to take appropriate measures to control these expenses before they are incurred. In addition, Concentra believes that providing early intervention services generally results in the Company obtaining earlier access to claims files. Such earlier access improves the Company's opportunity to provide the full range of its healthcare management and cost containment services, which should result in lowering the total costs of the claim.


INCREASE MARKET PENETRATION OF OUT-OF-NETWORK BILL REVIEW SERVICES

     Concentra will further expand its reach into the group health marketplace by offering new and existing customers CPS's comprehensive retrospective bill review services which will help customers contain costs related to out-of-network group health medical charges. CPS is the market leader in this line of business and is expanding its services into the workers' compensation market and auto insurance market in states that have not established fee schedules. Concentra believes that expansion in these areas represents a significant opportunity for the Company in the future.


STREAMLINE PATIENT CARE, OUTCOMES REPORTING AND CLAIMS RESOLUTION THROUGH ENHANCED INFORMATION TECHNOLOGY

     Concentra's ongoing development of enhanced information technology will strengthen the Company's ability to provide a full continuum of integrated services to its customers. Concentra will continue to develop its information systems to make more effective use of the Company's extensive proprietary knowledge base relating to workplace injuries, treatment protocols, outcomes data and the workers' compensation system's complex web of regulations. These enhanced information systems will enable Concentra to streamline patient care and outcomes reporting, thus augmenting the Company's ability to furnish high-quality, efficient healthcare services in compliance with the regulations governing healthcare services. Further, Concentra believes it can more efficiently process bill review and field case management claims through the use of enhanced information technology and will continue to devote resources to improving such systems.


CONTINUE TO ACQUIRE AND DEVELOP OCCUPATIONAL HEALTHCARE CENTERS AND EXPAND HEALTHCARE NETWORK SERVICES

     Concentra estimates that there are more than 2,000 healthcare centers in the United States in which physicians who specialize in occupational medicine are providing occupational healthcare services. The Company will continue to acquire and develop occupational healthcare centers in new and existing markets and will continue to organize its occupational healthcare centers in each market into clusters to serve employers, payors and workers more effectively, to leverage management and other resources and to facilitate the development of integrated networks of affiliated physicians and other healthcare providers. In addition, Concentra will develop occupational healthcare centers in new markets and within existing markets through joint ventures and management agreements. Finally, through Focus, Concentra will continue to expand its vertically-integrated networks of specialists, hospitals and other healthcare providers. These networks, and the Company's occupational healthcare centers, are designed to provide quality care to patients, while reducing total costs to employers and insurers.


CAPITALIZE ON NATIONAL ORGANIZATION AND LOCAL MARKET PRESENCE TO WIN NEW CUSTOMERS AND TO INCREASE CROSS-SELLING OF SERVICES TO EXISTING ACCOUNTS

     Concentra believes that national and regional insurance carriers and self-insured employers will benefit greatly from the Company's ability to provide a full continuum of healthcare management and cost containment services on a nationwide basis. Concentra offers these large payors a comprehensive solution to their healthcare management and cost containment needs from a service provider that is adept at understanding and working with many different and complex state legislative environments. Concentra's national organization of local service locations enables the Company to meet the needs of these large, national payors while maintaining the local market presence necessary to monitor changes in state-specific regulations and to facilitate case resolution through locally provided managed care services. Concentra's national marketing personnel will continue to target these large payors to expand the Company's customer base. In addition, Concentra is well-positioned to capitalize on the relationships developed through the Company's broad-based national and local marketing efforts by cross-selling its full continuum of healthcare management and cost containment services to its existing customer base.


     D. SERVICES AND OPERATIONS

     Concentra's business and operations span the workers' compensation, group health, auto and disability insurance markets. Each of these markets represents a significant opportunity for the full continuum of healthcare management and cost containment services provided by Concentra. In each of these markets, insurance companies, self-insured employers and TPAs have a need for Concentra service offerings.


HEALTHCARE SERVICES

     OCCUPATIONAL HEALTHCARE CENTERS

     The Company's 169 occupational healthcare centers at March 15, 1999 provide treatment for work-related injuries and illnesses, physical therapy, preplacement physical examinations and evaluations, certain diagnostic testing, drug and alcohol testing and various other employer-requested or government-mandated occupational health services. During the year ended December 31, 1998, approximately 52% of all patient visits to the Company's centers were for the treatment of injuries or illnesses and 48% were for substance abuse testing, physical examinations and other non-injury occupational healthcare services.

     Preplacement physical examinations and drug and alcohol testing are most frequently conducted on a walk-in basis but may be scheduled in advance. More specialized services, such as audiogram testing or pulmonary function testing, are sometimes scheduled in advance. Employees suffering from work-related injuries or illnesses are treated on an urgent basis.

     Each of Concentra's centers is staffed with at least one licensed physician who is an employee of a professional association or professional corporation affiliated with the Company (the "Physician Groups") and at least one licensed physical therapist. The licensed physicians are generally trained and experienced in occupational medicine or have emergency, family practice, internal medicine or general medicine backgrounds. Most centers utilize a staff of between 10 and 15 full-time persons (or their part-time equivalents), including licensed physicians, nurses, licensed physical therapists and administrative support personnel.

     Physician and physical therapy services are provided at Concentra's occupational healthcare centers under agreements with the Physician Groups, which are independently organized professional corporations that hire licensed physicians and physical therapists to provide healthcare services to the centers' patients. The management agreements between Concentra and the Physician Groups with respect to the 300 affiliated physicians as of February 28, 1999 have 40-year terms. Pursuant to each management agreement, the Company provides a wide array of business services to the Physician Groups, such as providing nurses and other medical support personnel, practice and facilities management, billing and collection, accounting, tax and financial management, human resource management, risk management, marketing and information-based services such as process management and outcomes analysis. As another service to the Physician Groups, the Company recruits physicians, nurses, physical therapists and other healthcare providers. Concentra collects receivables on behalf of the Physician Groups and advances funds for payment of each Physician Group's expenses, including salaries, shortly after services are rendered to patients. The Company receives a management fee based on all services performed at the centers. The management fee is subject to renegotiation and may be adjusted from time to time to reflect industry practice, business conditions and actual expenses for contractual allowances and bad debts. Concentra provides services to the Physician Groups as an independent contractor and is responsible only for the non-medical aspects of the Physician Groups' practices. The Physician Groups retain sole responsibility for all medical decisions.


     Individual physicians who perform services pursuant to contracts with a Physician Group are employees of the Physician Group. The physicians providing services for the Physician Groups do not maintain other practices. The owners of the Physician Groups are physicians. It is the responsibility of the owners of the Physician Group to hire and manage all physicians associated with the Physician Group and to develop operating policies and procedures and professional standards and controls. Pursuant to each management agreement, the Physician Group indemnifies the Company from any loss or expense arising from acts or omissions of the Physician Group or its professionals or other personnel, including claims for malpractice.


     JOINT VENTURES AND MANAGEMENT AGREEMENTS


     Concentra's strategy is to continue to develop clusters of occupational healthcare centers in new and existing geographic markets through the formation of strategic joint ventures in addition to the acquisition and development of physician practices. In selected markets in which a hospital management company, hospital system or other healthcare provider has a significant presence, the Company may focus its expansion efforts on the establishment of joint ventures or management contracts. In its joint venture relationships, Concentra typically acquires a majority ownership interest in the venture and agrees to manage the venture for a management fee based on net revenues. Concentra currently is the managing member of eight joint ventures through which it operates 22 centers and has entered into two management agreements through which it operates five centers.


     OTHER ANCILLARY PROGRAMS


     Concentra offers other ancillary programs as described below. It has been the Company's experience that, by offering a full range of programs to complement its core healthcare management operations, it strengthens its relationships with existing clients and increases the likelihood of attracting new clients. Concentra anticipates expanding its ancillary programs as needed to address occupational legislation and regulations enacted in the future.


     COMPLIANCE WITH ADA. The ADA is a federal statute that generally prohibits employers from discriminating against qualified disabled individuals in the areas of the job application process, hiring, discharge, compensation and job training. The ADA now applies to all employers with 15 or more employees.
Through its "ADApt Program," Concentra assists employers with ADA compliance issues by proactively addressing ADA requirements relating to job descriptions, pre-placement physical examinations, analysis and compliance and confidentiality of applicant/employee information. ADApt helps employers adapt their hiring and termination procedures, job descriptions and injury/illness management programs in order to comply with ADA guidelines.

     RISK ASSESSMENT AND INJURY PREVENTION PROGRAMS. Concentra assists clients in reducing workplace injuries and illnesses through its on-site risk assessment and injury prevention programs. These programs include identifying workplace hazards, designing plant-specific safety programs and helping clients comply with federal and state occupational health regulations. The Company also provides ongoing educational programs for its clients.

     Healthcare services collectively represented approximately 46%, 43% and 43% of Concentra's total revenues for the fiscal years ending December 31, 1996, 1997 and 1998, respectively.


SPECIALIZED COST CONTAINMENT SERVICES

     Concentra provides a number of specialized services focused directly on helping to reduce the medical and indemnity costs associated with workers' compensation and the medical costs associated with group health claims. These specialized cost containment services include first report of injury service through First Notice, utilization management (precertification and concurrent review), retrospective bill review services, telephonic case management, PPO network access through Focus, out-of-network bill review services through CPS, IMEs and peer reviews.

     Concentra is able to offer its services on an unbundled basis or on a bundled basis as a full-service managed care program, beginning with the first report of injury and including all specialized cost containment services needed to manage aggressively the costs associated with a work-related injury. Concentra's comprehensive approach to managing workers' compensation costs serves the needs of a broad range of clients, from local adjusters to national accounts. In addition to providing specialized cost containment services for work-related injuries and illnesses, the Company also provides out-of-network bill review services to the group health market, cost containment services to payors of automobile accident medical claims and social security disability advocacy services to payors of long term disability claims.

     Concentra believes that the demand for specialized cost containment services will continue to increase due to a number of factors, including: (i) the increasing payor awareness of the availability of these techniques for cost containment and case management; (ii) the effectiveness of managed care techniques at reducing costs for group health insurance plans; (iii) the verifiable nature of the savings that can be obtained by application of specialized cost containment techniques applicable to workers' compensation; and
(iv) the broad applicability of these techniques to all injured employees, not just severely injured employees likely to be absent from work.

     FIRST REPORT OF INJURY

     Through First Notice, Concentra provides a computerized first report of injury/loss reporting service utilizing two centralized national call centers to which an employer or insurance company claims adjuster communicates reports of injuries or losses as soon as they occur. First Notice provides its services primarily to the auto industry for first notice of loss reporting and to workers' compensation carriers for first report of injuries reporting, as well as to property and casualty carriers that write both auto and workers' compensation insurance. For injuries, each report is electronically transferred or mailed to the state agency, the employer and the insurance company. This service assists in the timely preparation and distribution of state-mandated injury reports and also provides Concentra and its customers with an early intervention tool to maximize control over workers' compensation and auto claims.

     UTILIZATION MANAGEMENT: PRECERTIFICATION AND CONCURRENT REVIEW

     Concentra's precertification and concurrent review services are used by clients to ensure that certain medical procedures are precertified by a Concentra registered nurse and/or physician for medical necessity and appropriateness of treatment before the medical procedure is performed. Concentra's determinations represent only recommendations to the customer; the ultimate decision to approve or disapprove the request is made by the claims adjuster. Precertification calls are made by either the claimant or the provider to one of Concentra's national utilization management reporting units. After a treatment plan has been precertified, a Concentra employee performs a follow-up call (concurrent review) at the end of an approved time period to evaluate compliance and/or discuss alternative plans.


     RETROSPECTIVE BILL REVIEW

     Through a sophisticated software program, Concentra reviews and reduces its customers' medical bills (including hospital bills) to either the various state-mandated fee schedules for workers' compensation claims or a percentage of the UCR rates that exist in non-fee schedule states. Additionally, this automated retrospective bill review service enables clients to access certain PPO pricing schedules that represent additional savings below the fee schedules or UCR rates. The savings to Concentra's clients as a result of this service can be significant. Retrospective bill review also creates an important historical database for provider practice patterns and managed care provider compliance requirements.

     TELEPHONIC CASE MANAGEMENT

     This service provides for short-duration (30 to 90 days) telephonic management of workers' compensation claims. The telephonic case management units accept first reports of injury, negotiate discounts with hospitals and other providers, identify care alternatives and work with injured employees to minimize lost time on the job. Each of the telephonic case management units is overseen by nurses who are experienced in medical case management. The telephonic case management units represent an important component of early intervention and act as a referral source of appropriate cases to Concentra's field case management offices.

     ACCESS TO PREFERRED PROVIDER NETWORKS

     Through Focus, Concentra provides its clients with access to a national PPO network. This network provides injured workers with access to quality medical care and pre-negotiated volume discounts, thereby offering Concentra's clients the ability to influence, or in certain states to direct, their employees into the PPO network as a means of managing their work-related claims. In addition to providing a vehicle for managing the delivery of appropriate care by qualified providers, the discounts associated with these PPO arrangements generate additional savings through the retrospective bill review program described above. Focus's national network includes approximately 219,000 individual providers and 2,900 hospitals covering 41 states and the District of Columbia.

     OUT-OF-NETWORK BILL REVIEW

     Through CPS, Concentra continues to expand its market presence in retrospective bill review services. CPS is the market leader in this line of business in the group health arena and is expanding its services into the workers' compensation market in states that have not established fee schedules and into the auto insurance market where appropriate. CPS utilizes a variety of techniques to reduce expenses by repricing hospital and other facilities' bills. Utilizing its comprehensive portfolio of products, CPS reduces costs ordinarily payable on medical bills submitted by healthcare providers and the administrative expense associated with reviewing and analyzing medical bills. These services include professional fee negotiation, line-item analysis, and other specialized audit and bill review processes, as well as access to a nationwide PPO network.

     CPS provides out-of-network bill review services to healthcare payors in most risk categories: indemnity, PPO, health maintenance organization, ERISA self-insured plans, Taft-Hartley Plans, reinsurance carriers and intermediaries such as administrative services organizations and TPAs. CPS is the largest provider of these specific services in the managed care industry and specializes in out-of area and non-network cost management services that reduce exposure to over-utilization, upcoding, cost shifting, various forms of revenue enhancement tactics and inflated retail charge practices.

     The current service delivery model employed at CPS is designed to review most provider bill types, employ four distinct transmission modalities to facilitate the exchange of bill data, utilize various database technologies as part of the bill screening process, score each bill referred based on the individual service requirements of each client group, and route each bill to the most appropriate bill review service included in a consolidated portfolio of cost containment services. CPS has packaged this process and markets it as the Healthcare Bill Management

System ("HBMS".) The system affords large payor clients scale and capacity, consolidated and uniform cost management capability, rigorous due diligence and superior performance.

     INDEPENDENT MEDICAL EXAMS

     IMES are provided to assess the extent and nature of an employee's injury or illness. Concentra provides its clients with access to independent physicians who perform the IMEs from 14 of the Company's service locations and, upon completion, prepare reports describing their findings.

     PEER REVIEWS

     Peer review services are provided by a physician, therapist, chiropractor or other provider who reviews medical files to confirm that the care being provided appears to be necessary and appropriate. The reviewer does not meet with the patient, but merely reviews the file as presented.


     AUTOMOBILE INSURANCE MANAGED CARE

     Concentra offers an integrated service to the automobile insurance market that, where permitted by law, includes the direction of automobile accident victims into networks of medical providers. The Company currently offers a fully-integrated service in only 2 states and offers voluntary network access in several other states. The Company's program has produced significant savings for its insurance company clients. Services offered to the automobile insurance market include precertification, telephonic case management, direction of injured persons into specialized PPO networks, medical bill review and field case management. Specialized cost containment services collectively represented approximately 22%, 29% and 30% of Concentra's total revenues for the fiscal years ending December 31, 1996, 1997 and 1998, respectively.

FIELD CASE MANAGEMENT SERVICES

     Concentra provides field case management services to the workers' compensation insurance industry through nurse case managers working at the local level on a one-on-one basis with injured employees and their various healthcare professionals, employers and insurance company adjusters. The Company's services are designed to assist in maximizing medical improvement and, where appropriate, to expedite employees' return to work through medical management and vocational rehabilitation services.

     Concentra's field case management services consist of one-on-one management of a work-related injury by over 1,100 field case managers in 89 offices in 49 states, the District of Columbia and Canada. This service typically involves a case with a significant potential or actual amount of lost work time or a catastrophic injury that requires detailed management and therefore is referred out by the local adjuster to the Concentra marketer. Concentra field case managers specialize in expediting the injured employee's return to work through both medical management and vocational rehabilitation. Medical management services provided by Concentra's field case managers include coordinating the efforts of all the healthcare professionals involved and increasing the effectiveness of the care being provided by encouraging compliance and active participation on the part of the injured worker. Vocational rehabilitation services include job analysis, work capacity assessments, labor market assessments, job placement assistance and return to work coordination.

     The Company believes that the following factors will contribute to continued growth of its field case management services: (i) increased acceptance of field case management techniques due to greater exposure to the workers' compensation managed care market; (ii) earlier identification of individuals in need of field case management services due to increased utilization of the Company's specialized cost containment services, particularly early intervention services; (iii) increased market share at the expense of smaller, undercapitalized competitors; and (iv) the ability to access national accounts for use of case management services.

     Field case management services represented approximately 32%, 28% and 27% of Concentra's total revenues for the years ended December 31, 1996, 1997 and 1998, respectively.

     Financial information regarding the Company's segments is set forth in Note 13 of Notes to Consolidated Financial Statements, beginning on Page F-20.

E. CUSTOMERS

     Concentra's occupational healthcare centers currently serve more than 80,000 employers, ranging from large corporations to businesses with only a few employees. The Company serves more than 2,000 specialized cost containment and field case management customers across the United States and Canada, including most of the major underwriters of workers' compensation insurance, TPAs and self-insured employers.

     Concentra is compensated primarily on a fee-for-service basis. The Company's largest customer represented less than 6% of Concentra's total revenue in 1998. The Company has not entered into written agreements with most of its healthcare services customers. Many of the Company's specialized cost containment and field case management relationships are based on written agreements. However, either the customer or the Company can terminate most of these agreements on short notice.


F. SALES AND MARKETING

     Concentra actively markets its services primarily to workers' compensation insurance companies, TPAs, employers and employer groups. The Company also markets to the group health, automobile insurance and disability insurance markets. The Company's marketing organization includes over 350 full-time sales and marketing personnel.

     Concentra markets its services at both the local insurance company adjuster and employer level. In addition, the Company markets its services at the national and regional level for large managed care accounts and for self-insured corporations where a more sophisticated sales presentation is required. Concentra has a dedicated staff of national accounts salespeople responsible for marketing and coordinating the Company's full range of services to corporate offices.

     Concentra's local marketing has been a critically important component of the Company's strategy, because of the decision-making authority that resides at the local level and the relationship-driven nature of that portion of the business. However, the expansion of comprehensive managed care legislation, continuing receptiveness to workers' compensation change and a more comprehensive product offering by Concentra, demand that the Company continue to focus on marketing to national headquarters offices of insurance companies and self-insured companies. As part of its coordinated marketing effort, Concentra periodically distributes follow-up questionnaires to patients, insurers and employers to monitor satisfaction with the Company's services.


G. QUALITY ASSURANCE

     Concentra routinely uses internal audits to test the quality of its delivery of services. The Company conducts audits of compliance with special instructions, completion of activities in a timely fashion, quality of reporting, identification of savings, accuracy of billing and professionalism in contacts with healthcare providers. The Company conducts audits on a nationwide basis for particular customers or on a local office basis by selecting random files for review. A detailed report is generated outlining the audit findings and providing specific recommendations for service delivery improvements. When appropriate, the Company conducts follow-up audits to ensure that recommendations from the initial audit have been implemented.


H. COMPETITION


HEALTHCARE SERVICES

     The market to provide healthcare services within the workers' compensation system is highly fragmented and competitive. Concentra's competitors typically have been independent physicians, hospital emergency departments and other urgent care providers. The Company believes that, as integrated networks continue to be developed, its competitors will increasingly consist of specialized provider groups.

     Concentra competes effectively because of its specialization in the occupational healthcare industry, its broad knowledge and expertise, the effectiveness of its services as measured by favorable outcomes, its ability to offer services in multiple markets and its information systems. The Company believes that it enjoys a unique competitive advantage by specializing in and focusing on occupational healthcare at the primary care provider level, which is the entry point to the occupational healthcare delivery system.

     The recruiting of physicians, physical therapists, nurses and other healthcare providers can be competitive. However, Concentra continues to experience greater ease in recruiting as the Company grows and becomes more widely known by healthcare providers. The loss of services provided by physicians, physical therapists, nurses and other providers for an extended period of time, or the inability to attract such individuals, could have an adverse effect on the Company's business.

SPECIALIZED COST CONTAINMENT AND FIELD CASE MANAGEMENT SERVICES

     The managed care services market is fragmented, with a large number of competitors. Concentra competes with numerous companies, including national managed care providers, smaller independent providers, and insurance companies. The Company's primary competitors are companies that offer one or more workers' compensation managed care services on a national basis. The Company also competes with numerous smaller companies that generally provide unbundled services on a local level where such companies often have a relationship with a local adjuster. Several large workers' compensation insurance carriers offer managed care services for their insurance customers either through the insurance carrier's own personnel or by outsourcing various services to providers such as Concentra. Concentra believes that this competitive environment will continue into the foreseeable future.

     Concentra competes effectively because of its specialized knowledge and expertise in the workers' compensation managed care services industry, the effectiveness of its services, its ability to offer a full continuum of services in multiple markets, its information systems and the prices at which its offers its services.


I. INFORMATION SYSTEMS AND TECHNOLOGY

     Concentra maintains a fundamental commitment to the development and implementation of advanced information technology, with a considerable focus on web-based applications. These applications further the Company's systems and product integration, enhancing the delivery of quality customer service and increasing customer communication by augmenting Concentra's ability to demonstrate cost savings across the entire episode of care.

     Concentra has substantially completed the implementation of a wide area network ("WAN") in each market in which it provides healthcare services. When the implementation is complete, all occupational healthcare centers in a market will utilize a patient administration system (named "OccuSource") which runs on a client/server architecture allowing each center to access and share a common database for its market. The database contains employer protocols, patient records and other information regarding Concentra's operations in the market. Creating a WAN in each market allows the centers in the market to share information and thereby improve center and physician efficiencies and enhance customer service. Concentra is linking each market WAN into a nationwide WAN in order to create a centralized repository of Company data to be used, among other things, for clinical outcomes analysis. Concentra believes that its commitment to continued development of its healthcare information system provides a unique and sustainable competitive advantage within the occupational healthcare industry.

     Concentra has developed a new internet-based first notice of loss reporting system for all lines of insurance (named "FNSNet"). The application extends the Company's call center technology through the internet, enabling users to report first notices of loss, as well as providing the user with immediate access to customized networks and routing to appropriate and qualified healthcare providers. FNSNet can be accessed through hyperlinks on customers' web pages. This application enhances both internal integration and customer communication and creates an effective platform for Concentra's First Notice Systems division to handle calls with greater speed and efficiency.

     Concentra's newly-developed Integrated Case Management Software System ("ICMS") facilitates and expedites the daily tasks of the Company's field and telephonic case managers, allowing them to devote more time to consistent delivery of quality service. This software allows immediate exchange of information among Concentra's offices, as well as among employees in the same office. ICMS is integrated with the FNSNet web-based product. The ICMS application enables a clear, precise and immediate transmission of data from First Notice into the ICMS system. This pre-population of data eliminates redundant and duplicative data entry for nurse case managers, thus resulting in greater time efficiency and cost savings. The development and implementation of ICMS allow for shared data in situations in which multiple case managers are working on a case. The new ICMS also creates better customer access to information and allows Concentra to produce specific, user-friendly reports to demonstrate the value of the Company's services.


     Finally, Concentra's CPS subsidiary utilizes its proprietary, technology-based HBMS system for its out-of-network medical claims review services. Client bills are accessed and entered into HBMS in a variety of ways, including electronic bill identification within the client's claim adjudication system with subsequent EDI transfer to CPS, entry of appropriate bills into a customized, CPS-supplied Data Access Point ("DAP") system, on-site bill entry by a CPS employee into the DAP system, and overnight mail or facsimile of client bills to a CPS service center. These access strategies are designed to increase the number of appropriate bills that CPS receives, while minimizing the administrative cost to the client. Once a bill is electronically or manually entered into HBMS, the bill is evaluated against CPS's licensed and proprietary databases that are designed to identify instances of cost shifting, improper coding and utilization and pricing issues. Following analysis of the bill, the bill passes through CPS's client preference profile that is created at the time of CPS's initial engagement with the client. HBMS then evaluates the compatibility of the service with the greatest expected savings with the service requirements of the client and electronically sends the bill for processing to the appropriate CPS service department.

J. GOVERNMENT REGULATION


GENERAL

     As a provider of healthcare management and cost containment services, Concentra is subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels. The Company is also subject to laws and regulations relating to business corporations in general. Applicable laws and regulations are subject to frequent changes.

     Laws and regulations affecting Concentra's operations fall into four general categories: (i) workers' compensation and other laws that regulate the provision of healthcare services or the provision of cost containment services or require licensing, certification or other approval of such services provided by the Company; (ii) laws regarding the provision of healthcare services generally; (iii) laws regulating the operation of managed care provider networks; and (iv) other laws and regulations of general applicability.


WORKERS' COMPENSATION LAWS AND REGULATIONS

     In performing workers' compensation healthcare services and cost containment services, Concentra must comply with state workers' compensation laws. Workers' compensation laws require employers to assume financial responsibility for medical costs, a portion of lost wages and related legal costs of work-related illnesses and injuries. These laws establish the rights of workers to receive benefits and to appeal benefit denials. Workers' compensation laws generally prohibit charging medical co-payments or deductibles to employees. In addition, certain states restrict employers' rights to select healthcare providers and establish maximum fee levels for treatment of injured workers.


     Many states are considering or have enacted legislation reforming their workers' compensation laws. These reforms generally give employers greater control over who will provide healthcare services to their employees and where those services will be provided and attempt to contain medical costs associated with workers' compensation claims. At present, 40 of the states in which Concentra does business have implemented treatment-specific fee schedules that set maximum reimbursement levels for healthcare services. The District of Columbia and 10 states provide for a "reasonableness" review of medical costs paid or reimbursed by workers' compensation. When not governed by a fee schedule, Concentra adjusts its charges to the usual, customary and reasonable levels accepted by the payor.


     Many states, including a number of those in which Concentra transacts business, have licensing and other regulatory requirements that apply to the Company's specialized cost containment and field case management business. Approximately half of the states have enacted laws that require licensing of businesses that provide medical review services, such as Concentra's. Some of these laws apply to medical review of care covered by workers' compensation. These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control and dispute resolution procedures. In addition, new laws regulating the operation of managed care provider networks have been adopted by a number of states. These laws may apply to managed care provider networks having contracts with the Company or to provider networks that the Company has organized and may organize in the future. To the extent that Concentra is governed by these regulations, it may be subject to additional licensing requirements, financial oversight and procedural standards for beneficiaries and providers.


CORPORATE PRACTICE OF MEDICINE AND OTHER LAWS


     Most states limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Many states also limit the scope of business relationships between business entities such as
the  Company  and  licensed   professionals   and   professional   corporations,
particularly   with   respect   to   fee-splitting    between   physicians   and
non-physicians. Laws and regulations relating to the practice of medicine, fee-splitting and similar issues vary widely from state to state, are often vague, and are seldom interpreted by courts or regulatory agencies in a manner that provides guidance with respect to business operations such as Concentra's. The Company attempts to structure all of its healthcare services operations to comply with applicable state statutes regarding medical practice, fee-splitting and similar issues. However, there can be no assurance (i) that courts or
 .governmental officials with the power to interpret or enforce these laws and regulations will not assert that Concentra is in violation of such laws and regulations or (ii) that future interpretations of such laws and regulations will not require Concentra to modify the structure and organization of its business.

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


     At least six of the states in which the Company conducts its healthcare services business (Florida, California, Texas, Arizona, New Jersey and Maryland) have enacted statutes similar in scope and purpose to the Anti- Kickback Statute, with applicability to services other than those covered by Medicare or other governmental health programs. In addition, most states have statutes, regulations or professional codes that restrict a physician from accepting various kinds of remuneration in exchange for making referrals. Several states are considering legislation that would prohibit referrals by a physician to an entity in which the physician has a specified financial interest. Even in states which have not enacted such statutes, the Company believes that regulatory authorities and state courts interpreting these statutes may regard federal law under the Anti-Kickback Statute and the Stark Amendments as persuasive.

     Concentra believes that its arrangements with the Physician Groups comply with the Anti-Kickback Statute, the Stark Amendments and applicable state laws. However, all of the foregoing laws are subject to modification and interpretation, have not often been interpreted by appropriate authorities in a manner applicable to the Company's business and are enforced by authorities vested with broad discretion. Concentra has attempted to structure all of its operations so that they comply with all applicable anti-kickback and anti-referral prohibitions. Concentra also continually monitors developments in this area. If these laws are interpreted in a manner contrary to Concentra's interpretation or are reinterpreted or amended, or if new legislation is enacted with respect to healthcare fraud and abuse, illegal remuneration or similar issues, the Company will seek to restructure any affected operations to maintain compliance with applicable law. No assurance can be given that such restructuring will be possible, or, if possible, will not adversely affect Concentra's business or results of operations.


SPECIALIZED COST CONTAINMENT SERVICES

     Many of the Company's specialized cost containment services include prospective or concurrent review of requests for medical care or therapy. Approximately half of the states have enacted laws that require licensure, certification or other approval of businesses, such as Concentra's, that provide medical review services. Some of these laws apply to medical review of care covered by workers' compensation. These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control and dispute resolution procedures. These regulatory programs may result in increased costs of operation for Concentra, which may have an adverse impact upon the Company's ability to compete with other available alternatives for healthcare cost control.


USE OF PROVIDER NETWORKS

     Concentra's ability to provide comprehensive healthcare management and cost containment services depends in part on its ability to contract with or create networks of healthcare providers which share the Company's objectives. For some of its clients, Concentra offers injured workers access to networks of providers who are selected by the Company for quality of care and pricing. Laws regulating the operation of managed care provider networks have been adopted by a number of states. These laws may apply to managed care provider networks having contracts with Concentra or to provider networks that the Company may organize or acquire. To the extent Concentra is governed by these regulations, it may be subject to additional licensing requirements, financial oversight and procedural standards for beneficiaries and providers.


ERISA

     The provision of goods and services to certain types of employee health benefit plans is subject to the Employee Retirement Income Security Act of 1974 ("ERISA"). ERISA is a complex set of laws and regulations subject to periodic interpretation by the Internal Revenue Service and the Department of Labor ("DOL"). ERISA regulates certain aspects of the relationship between Concentra's managed care contracts and employers that maintain employee benefit plans subject to ERISA. DOL is engaged in ongoing ERISA enforcement activities that may result in additional constraints on how ERISA-governed benefit plans conduct their activities. There can be no assurance that future revisions to ERISA or judicial or regulatory interpretations of ERISA will not have a material adverse effect on Concentra's business or results of operations.


AUTOMOBILE INSURANCE REGULATION

     The automobile insurance industry, like the workers' compensation industry, is regulated on a state-by-state basis. Although regulatory approval is not required for the Company to offer most of its services to the automobile insurance market (including voluntary network access), state regulatory approval is required in order to offer automobile insurers products that permit them to direct claimants into a network of medical providers. To date, only Colorado and Hawaii have permitted such direction of care, and the Company offers this managed care service to automobile insurers in those states. No assurance can be given that other states will permit such direction of care for automobile accident victims or, if such a program is permitted, that the Company will be able to obtain regulatory approval, if any is required, to provide such services.


ENVIRONMENTAL

     Concentra is subject to various federal, state and local statutes and ordinances regulating the disposal of infectious waste, including medical and other waste generated at the Company's occupational healthcare centers. If an environmental regulatory agency finds any of the Company's centers to be in violation of waste laws, penalties and fines may be imposed for each day of violation, and the affected facility could be forced to cease operations. Concentra believes that its waste handling and discharge practices are in material compliance with applicable law.


K. SEASONALITY

     Concentra's healthcare services business is seasonal in nature. Although Concentra's expansion of services and continuing growth may obscure the effect of seasonality in the Company's financial results, the Company's first and fourth quarters generally reflect lower net healthcare services revenues on a same market basis when compared to the second and third quarters.

     Plant closings, vacations and holidays during the first and fourth quarters result in fewer patient visits at the Company's occupational healthcare centers, primarily because of fewer occupational injuries and illnesses during those periods. In addition, employers generally hire fewer employees during the fourth quarter, thereby reducing the number of pre-employment physical examinations and drug and alcohol tests conducted at the Company's centers during that quarter.


L. INSURANCE

     The Company and the Physician Groups maintain medical malpractice insurance in the amount of $1,000,000 per incident/$3,000,000 annual aggregate per provider, subject to an annual aggregate limit in the amount of $20,000,000. Pursuant to the management agreements between the Company and the Physician Groups, each Physician Group has agreed to indemnify the Company from certain losses, including medical malpractice. The Company maintains an errors and omissions liability insurance policy covering all aspects of the Company's managed care services. This policy has limits of $1,000,000 per claim/$3,000,000 annual aggregate.

     In addition, Concentra maintains $3,000,000 of general liability insurance and an umbrella policy that provides excess insurance coverage for medical malpractice and for errors and omissions in the amount of $20,000,000 per occurrence and $20,000,000 in the aggregate.


M. EMPLOYEES

     Concentra had approximately 7,800 employees at December 31, 1998. None of Concentra's employees is subject to a collective bargaining agreement. The Company has experienced no work stoppages and believes that its employee relations are good. All physicians, physician assistants and physical therapists providing professional services in the Company's occupational healthcare centers are either employed by or contract with the Physician Groups.


N. RISK FACTORS


DEPENDENCE ON FUTURE ACQUISITIONS AND JOINT VENTURES; ACQUISITION RISKS

     The growth of Concentra's healthcare services in new and current markets is dependent upon an aggressive acquisition and joint venture strategy. The success of this acquisition strategy will be determined by numerous factors, including the Company's ability to identify suitable acquisition candidates, competition for such acquisitions, purchase price, the financial performance of the acquired businesses after acquisition and the ability of the Company to integrate effectively the operations of acquired businesses. Although Concentra is currently in various stages of negotiations to complete acquisitions from several prospective selling groups, there can be no assurance that additional suitable acquisition candidates can be found, that acquisitions can be financed or consummated on favorable terms or that acquisitions, if completed, will be successful. In addition, there can be no assurance that Concentra will be able to integrate successfully the operations of acquired businesses or institute
Company-wide  systems  and  procedures  to  operate  successfully  the  combined enterprises. A strategy of growth by acquisition also involves the risk of assuming unknown or contingent liabilities of acquired businesses. Such liabilities could be material, individually or in the aggregate.

     Any failure by Concentra to identify suitable candidates for acquisition, to integrate or operate acquired businesses effectively or to insulate itself from unwanted liabilities of acquired businesses could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Emerging Issues Task Force of the Financial Accounting Standards Board is currently evaluating certain matters relating to the accounting for business combinations. Concentra is unable to predict the impact, if any, that this review may have on the Company's acquisition strategy.

     Concentra has also entered into, and is in various stages of negotiations to form, joint ventures to own and operate occupational healthcare centers in selected markets and to enter into management agreements in selected markets. The Company's strategy is to form these joint ventures or enter into these management agreements with competitively-positioned hospital management companies, hospital systems and other healthcare providers. There can be no assurances that Concentra will continue to utilize joint ventures or management agreements as part of its growth strategy, that further suitable joint ventures or management agreements can be entered into or that such existing or future joint ventures or management relationships will be successful.


EFFECT OF AMORTIZATION ON RESULTS OF OPERATIONS

     Concentra has had, and will continue to have, significant charges for depreciation and amortization expense related to the fixed assets and goodwill and other intangibles acquired, or to be acquired, in its acquisitions. Consequently, the Company expects that such depreciation and amortization will continue to have an impact on its results of operations. The Company periodically  reviews  whether  changes have  occurred,  either  specific to the business or generally in the industry, which might require revision of the remaining estimated useful life of the assigned goodwill or render all or a portion of the goodwill non-recoverable. In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," impairments are determined by comparing undiscounted estimated future cash flows to the carrying value of long-lived assets. At December 31, 1998, intangible assets were approximately $280.4 million compared to total assets of $657.2 million and stockholders' equity of $239.9 million.


MANAGEMENT OF GROWTH

     Concentra has experienced rapid growth. Continued growth could place a significant strain on the Company's management and other resources. The Company anticipates that continued growth, if any, will require it to continue to recruit, hire, train and retain a substantial number of new and highly-skilled administrative, information technology, finance, sales and marketing and support personnel. Concentra's ability to compete effectively and to manage future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage its work force. Should Concentra continue to experience rapid growth, there can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's operations or that management will anticipate adequately all demands that growth will place on the Company. If Concentra's management is unable to manage growth effectively, the quality of the Company's products and its business, operating results and financial condition could be materially and adversely affected.


COMPETITION

     The market to provide healthcare services within the workers' compensation system is highly fragmented and competitive. Concentra's primary competitors have typically been independent physicians, hospital emergency departments and other urgent care providers. The Company believes that, as integrated networks continue to be developed, its healthcare services competitors will increasingly consist of specialized provider groups.

     Concentra faces managed care services competition from national managed care providers, smaller independent providers, and insurance companies. The Company believes that, as managed care techniques continue to gain acceptance in the workers' compensation marketplace, the Company's competitors will increasingly consist of nationally focused workers' compensation managed care service companies, insurance companies, and other significant providers of managed care products. Legislative reforms in some states permit employers to designate health plans such as PPOs to cover workers' compensation claimants. Because many health plans have the ability to manage medical costs for workers' compensation claimants, such legislation may intensify competition in the markets served by the Company.

     In the face of such competition, there can be no assurance that Concentra will continue to maintain its existing performance or be successful with any new products or in any new geographic markets it may enter.


UNCERTAINTIES REGARDING HEALTHCARE REFORM

     There have been numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. Concentra believes that such initiatives will continue in the foreseeable future. Aspects of certain of these reforms as proposed in the past could, if adopted, adversely affect the Company.


RISKS INHERENT IN PROVISION OF MEDICAL SERVICES; POSSIBLE LITIGATION AND LEGAL
   LIABILITY

     The Physician Groups and certain employees of the Company are involved in the delivery of healthcare services to the public and, therefore, are exposed to the risk of medical malpractice claims. Claims of this nature, if successful, could result in substantial damage awards against the Company and the Physician Groups that could exceed the limits of any applicable insurance coverage. Concentra is indemnified under its management agreements with the Physician Groups from certain losses, including medical malpractice and maintains medical malpractice insurance. However, successful malpractice claims asserted against the Physician Groups or the Company could have a material adverse effect on the Company's financial condition and profitability.

     Through its specialized cost containment and field case management services, Concentra makes recommendations concerning the appropriateness of providers' proposed medical treatment of patients throughout the country, and as a result the Company could be subject to claims arising from any adverse medical consequences. The Company does not grant or deny claims for payment of benefits, and the Company does not believe that it engages in the practice of medicine or the delivery of medical services in the provision of its specialized cost containment and field case management services. However, there can be no assurance that Concentra will not be subject to claims or litigation related to the grant or denial of claims for payment of benefits or allegations that the Company engages in the practice of medicine or the delivery of medical services in this context. In addition, there can be no assurance that the Company will not be subject to other litigation that may adversely affect the Company's business or results of operations. Concentra maintains errors and omissions insurance and such other lines of coverage as the Company believes are reasonable in light of the Company's experience to date. There can be no assurance, however, that such insurance will be sufficient or available at reasonable cost to protect Concentra from liability which might adversely affect the Company's business or results of operations.


CORPORATE PRACTICE OF MEDICINE AND OTHER LAWS AND REGULATIONS

     Most states limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals. Many states also limit the scope of business relationships between business entities such as the Company and licensed professionals and professional corporations, particularly with respect to fee-splitting between physicians and non-physicians. Laws and regulations relating to the practice of medicine, fee-splitting and similar issues vary widely from state to state, are often vague, and are seldom interpreted by courts or regulatory agencies in a manner that provides guidance with respect to business operations such as Concentra's. The Company attempts to structure all of its healthcare services operations to comply with applicable state statutes regarding medical practice, fee-splitting and similar issues. However, there can be no assurance (i) that courts or governmental officials with the power to interpret or enforce these laws and regulations will not assert that Concentra is in violation of such laws and regulations or (ii) that future interpretations of such laws and regulations will not require Concentra to modify the structure and organization of its business.

     Many states, including a number of those in which the Company transacts business, have licensing and other regulatory requirements that apply to the Company's specialized cost containment and field case management business. Approximately half of the states have enacted laws that require licensing of businesses that provide medical review services, such as Concentra's. Some of these laws apply to medical review of care covered by workers' compensation. These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control and dispute resolution procedures. These regulatory programs may result in increased costs of operation for the Company, which may have an adverse impact upon the Company's ability to compete with other available alternatives for healthcare cost control. In addition, new laws regulating the operation of managed care provider networks have been adopted by a number of states. These laws may apply to managed care provider networks having contracts with the Company or to provider networks that the Company has organized and may organize in the future. To the extent that Concentra is governed by these regulations, it may be subject to additional licensing requirements, financial oversight and procedural standards for beneficiaries and providers.

     Regulation in the healthcare and workers' compensation fields is constantly evolving. Concentra is unable to predict what additional government regulations, if any, affecting its business may be promulgated in the future. The Company's business may be adversely affected by failure to comply with existing laws and regulations, failure to obtain necessary licenses and government approvals or failure to adapt to new or modified regulatory requirements.


FRAUD AND ABUSE AND ILLEGAL REMUNERATION LAWS

     The Anti-Kickback Statute prohibits the offer, payment, solicitation or receipt of any form of remuneration to induce or in return for the referral of Medicare or other governmental health program patients or patient care opportunities, or in return for the purchase, lease or order of items or services that are covered by Medicare or other governmental health programs. Violations of the statute can result in the imposition of substantial civil and criminal penalties. In addition, the Stark Amendments prohibit a physician with a "financial interest" in an entity from referring a patient to that entity for the provision of any of eleven "designated health services" (some of which are provided by Physician Groups affiliated with Concentra).

     At least six of the states in which the Company conducts its healthcare services business (Florida, California, Texas, Arizona, New Jersey and Maryland) have enacted statutes similar in scope and purpose to the Anti- Kickback Statute, with applicability to services other than those covered by Medicare or other governmental health programs. In addition, most states have statutes, regulations or professional codes that restrict a physician from accepting various kinds of remuneration in exchange for making referrals. Several states are considering legislation that would prohibit referrals by a physician to an entity in which the physician has a specified financial interest. Even in states which have not enacted such statutes, the Company believes that regulatory authorities and state courts interpreting these statutes may regard federal law under the Anti-Kickback Statute and the Stark Amendments as persuasive.

     Concentra believes that its arrangements with the Physician Groups comply with the Anti-Kickback Statute, the Stark Amendments and applicable state laws. However, all of the foregoing laws are subject to modification and interpretation, have not often been interpreted by appropriate authorities in a manner applicable to the Company's business and are enforced by authorities vested with broad discretion. Concentra has attempted to structure all of its operations so that they comply with all applicable anti-kickback and anti-referral prohibitions. Concentra also continually monitors developments in this area. If these laws are interpreted in a manner contrary to Concentra's interpretation or are reinterpreted or amended, or if new legislation is enacted with respect to healthcare fraud and abuse, illegal remuneration or similar issues, the Company will seek to restructure any affected operations to maintain compliance with applicable law. No assurance can be given that such restructuring will be possible, or, if possible, will not adversely affect Concentra's business or results of operations.


RELIANCE ON DATA PROCESSING AND LICENSED SOFTWARE

     Certain aspects of Concentra's business are dependent upon its ability to store, retrieve, process and manage data and to maintain and upgrade its data processing capabilities. Interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors or other computer problems could have a material adverse effect on the Company's business and results of operations.

     Certain of the software Concentra uses within its medical bill review operation is licensed from an independent third-party software company pursuant to a non-exclusive license that may be terminated by either party upon six months notice. Although the Company has historically maintained a good relationship with the licensor, there can be no assurance that this software license will not be terminated or that the licensor will be able to continue the license on its existing terms. The Company is currently negotiating an extension of this software license. Although management believes that alternative software would be available if the existing license were terminated, such termination could be disruptive and could have a material adverse effect on Concentra's business and results of operations.


INFORMATION SYSTEM UPGRADES AND YEAR 2000 COMPLIANCE

     The Year 2000 concern, which is common to most companies, involves the inability of information and non-information systems, primarily computer software programs, to properly recognize and process date-sensitive information as the year 2000 approaches. System database modifications and/or implementation modifications will be required to enable such information and non-information systems to distinguish between 20th and 21st century dates. Concentra has completed a number of acquisitions in recent years, and the information systems of some of the acquired businesses have not been fully integrated with the Company's information systems.

     Concentra has formed a Year 2000 Program Office to provide a centralized management function for the entire Company that will assist in identifying, addressing and monitoring the Company's Year 2000 readiness and compliance programs. The Year 2000 Program Office has organized teams in each business unit of the Company to research Year 2000 compliance status and implement appropriate solutions. Concentra's Year 2000 Program includes five phases - awareness, assessment, remediation, testing and implementation. The awareness and assessment phases are substantially complete with the exception of the assessment phase of the Company's information systems infrastructure (i.e., desktops and other hardware) Year 2000 compliance.

     The Company's Year 2000 Program Office engaged an outside consultant to assist in an inventory and assessment of Year 2000 affected areas, with a primary focus on information technology systems, third party software and key suppliers and selected customers. This inventory and assessment was completed in the fourth quarter of 1998. The Company's Year 2000 Program Office engaged an outside consultant in the first quarter of 1999 to assist in an inventory, and assessment and remediation efforts of the Company's information systems infrastructure Year 2000 compliance. The Company completed in the fourth quarter of 1998 an internal inventory and assessment of non-information technology systems (e.g., embedded systems contained in medical equipment). Remediation or replacement of noncompliant Year 2000 medical equipment began in the first quarter of 1999 and Concentra expects this effort to be completed by the third quarter of 1999.

    The Year 2000 Program Office has established a protocol for soliciting Year 2000 compliance information from third parties. Concentra sent requests for compliance information from all key suppliers and selected customers in the fourth quarter of 1998 and first quarter of 1999. The Company continues to gather Year 2000 compliance information from third parties and anticipates receiving the majority of responses by the end of the second quarter of 1999. To the extent responses have not been received, the Year 2000 Program Office has ranked the third parties by level of importance to the Company's operations and is following up with phone surveys, additional mailings and research of public information issued by the third party (i.e., internet research). These responses should indicate the extent to which Concentra is vulnerable to those third parties' failure to remediate their own Year 2000 issues.

     The Company's identified Year 2000 projects overlap with its ongoing investments in information technology. As such, there are presently Year 2000 projects at the assessment, remediation, testing and implementation phases. Concentra believes that it has identified most "mission critical" issues and has developed or is in the process of modifying appropriate action plans which may include software upgrades, replacement of noncompliant components or referral of problems related to third party-provided software to the original supplier. The Company has prepared its plans to have all "mission critical" projects Year 2000 compliant by the end of the fourth quarter of 1999. While some non-critical systems may not be addressed until after December 1999, the Company believes such systems will not disrupt the Company's operations in a material manner. Any additional issues that may arise will be classified as either "mission critical" or non-critical, and appropriate action plans will be developed and implemented. Concentra expects to have formulated any necessary contingency plans by the third quarter of 1999.

     Concentra currently estimates that the total cost of implementing its Year 2000 Program will be between $5,000,000 and $10,000,000. This preliminary estimate is based upon presently available information and will be updated as the Company finalizes its assessments and continues through implementation. In particular, the estimate may also need to be increased as the Company receives feedback from key suppliers and selected customers and formulates contingency plans, if required. It is expected these costs will not be significantly different from Concentra's current planned investment for information technology, and therefore, should not have a material adverse effect on the Company's long-term results of operations, liquidity or consolidated financial position. However, until the information systems infrastructure assessment phase is completed in the second quarter of 1999, the Company is uncertain if its present plans and resources will be sufficient to ensure Year 2000 compliance of all "mission critical" projects by January 1, 2000.

     Although Concentra does not anticipate any disruption in its operations or financial reporting as a result of system upgrades or system integrations, there can be no assurance that such disruption will not occur or that Year 2000 compliance of the Company's information and non-information systems will be realized. If the Company does not identify and remediate Year 2000 issues prior to January 1, 2000, its operations could be disrupted which could have a material adverse effect on the Company's business or operating results or financial condition. In addition, the Company places a high degree of reliance on computer systems of third parties, such as customers, trade suppliers and computer hardware and commercial software suppliers. Although the Company is assessing the readiness of these third parties, there can be no guarantee that the failure of these third parties to modify their systems in advance of December 31, 1999 would not have a material adverse effect on the Company. In addition, Concentra's operations could be disrupted if the companies with which Concentra does business do not identify and correct any Year 2000 issues and their failure adversely affects their ability to do business with Concentra. If all Year 2000 issues are not identified and all action plans are not completed and contingency plans become necessary, Concentra may not be Year 2000 compliant which could have a material adverse effect on the Company's long-term results of operations, liquidity, or consolidated financial position. The amount of potential liability and lost revenue has not been estimated.


VOLATILITY OF STOCK PRICE

     The market price of Concentra's Common Stock has been volatile and may be volatile in the future. Future developments concerning the Company or its competitors, including developments related to governmental regulations, acquisitions, operating results, the healthcare industry generally and general market and economic conditions, may have a significant impact on the market price of Concentra's Common Stock.

DIVIDEND POLICY AND RESTRICTIONS

     Concentra does not intend to pay cash dividends on the Common Stock in the foreseeable future and anticipates that future earnings will be retained to finance future operations and expansion. Concentra's revolving credit agreement with its senior lenders prohibits the Company from paying dividends and making other distributions on its Common Stock.


ANTI-TAKEOVER PROVISIONS

     Certain provisions of Concentra's Certificate of Incorporation and certain provisions of the Delaware General Corporation Law may make it difficult to change control of the Company and replace incumbent management. For example, Concentra's Certificate of Incorporation provides for a staggered Board of Directors. The Certificate of Incorporation also permits the Board of Directors, without stockholder approval, to issue additional shares of Common Stock or establish one or more series of Preferred Stock having such number of shares, designations, relative voting rights, dividend rates, liquidation and other rights, preferences and limitations as the Board of Directors may determine. Concentra has also adopted a Rights Agreement, which is intended to deter certain takeover practices or takeover bids.

     In connection with the Merger, effective March 2, 1999, Concentra amended its Rights Agreement. The amendment provides, among other things, that Yankee and its affiliates will not be deemed an Acquiring Person (as such term is defined in the Rights Agreement) and the Rights Agreement will expire immediately prior to the effective time of the Merger




ITEM 2. PROPERTIES

     The Company's principal corporate office is located in Boston, Massachusetts. The Company leases the 11,000 square feet of space in this site pursuant to a lease agreement expiring in 2003. Except for 13 occupational medical centers owned by the Company, the Company leases all of its offices located in 49 states, the District of Columbia and Canada. Twelve of the Company's offices are leased from Colonial Realty Trust, of which Lois E. Silverman, a director of the Company, is a trustee and beneficiary. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.


ITEM 3. LEGAL PROCEEDINGS

     As of the date hereof, Concentra is aware of three lawsuits that have been filed by alleged stockholders of Concentra relating to the Merger. All three lawsuits were filed in the Chancery Court for New Castle County, Delaware. Each of the lawsuits names Concentra, its directors and Yankee as defendants. The plaintiff in each lawsuit seeks to represent a putative class of all public holders of Concentra common stock. The lawsuits allege, among other things, that the directors of Concentra breached their fiduciary duties to Concentra's stockholders by approving the Merger. The lawsuits seek, among other things, preliminary and permanent injunctive relief prohibiting consummation of the Merger, unspecified damages, attorneys' fees and other relief. Concentra expects that these lawsuits will be consolidated into a single action. The Company intends to contest these lawsuits vigorously.

     The Company is party to certain other claims and litigation in the ordinary course of business. Other than as described in the preceding paragraph, the Company is not involved in any legal proceeding that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1998, no matter was submitted to a vote of security holders.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed in the NASDAQ National Market System under the trading symbol "CCMC." The high and low prices of Concentra's common stock for the past eight quarters are shown in the table below:


                            HIGH          LOW
                        -----------   -----------
     1997
     First Quarter      $ 28.00       $ 22.00
     Second Quarter     $ 29.50       $ 17.25
     Third Quarter      $ 35.88       $ 27.50
     Fourth Quarter     $ 38.50       $ 31.38
     1998
     First Quarter      $ 35.50       $ 27.25
     Second Quarter     $ 34.25       $ 22.00
     Third Quarter      $ 26.00       $  5.63
     Fourth Quarter     $ 12.50       $  5.44


     The Company has neither declared nor paid cash dividends on its Common Stock during 1997 and 1998.


RECENT SALES OF UNREGISTERED SECURITIES

     On January 6, 1998, Concentra issued 10,500 shares of Common Stock to Robert D. Kirkpatrick, M.D., P.C. ("Kirkpatrick"), as a portion of the purchase price for the Company's purchase of substantially all of the assets of Kirkpatrick's business. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

     On January 22, 1998, Concentra issued 3,500 shares of Common Stock to Meadowlands Medical Associates, P.A. ("Meadowlands"), as a portion of the purchase price for the Company"s purchase of substantially all of the assets of Meadowlands' business. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

     On February 24, 1998, Concentra issued 7,100,690 shares of Common Stock to certain of the shareholders of Preferred Payment Systems, Inc. ("PPS"), in connection with the merger of PPS into a subsidiary of the Company. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

     On March 1, 1998, Concentra issued 279,250 shares of Common Stock to the shareholders of Rehabilitation Consultants for Industry, Inc. ("RCI"), as the purchase price for the Company's purchase of the outstanding stock of RCI. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

     On May 1, 1998,  Concentra  issued  70,000  shares of Common  Stock to AMAX
Occupational Medicine ("AMAX"), as a portion of the purchase price for the Company's purchase of substantially all of the assets of AMAX's business. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

     On July 24, 1998, Concentra issued 45,000 shares of Common Stock to the shareholders of New England Medical Claims Analysts Corp. ("NMCA"), as a portion of the purchase price for the Company's purchase of the outstanding stock of NMCA. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

     On July 29, 1998,  Concentra  issued 4,500 shares of Common Stock to Howard
E. Boulter as a portion of the purchase price for the Company's purchase of the outstanding stock of The Exam Center, Inc. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

     Selected Financial Data is included in this Form 10-K in note 15 to the Company's Consolidated Financial Statements on page F-23.


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



OVERVIEW

     On August 29, 1997, Concentra, a Delaware corporation, was formed by the merger (the "1997 Merger") of CRA Managed Care, Inc. ("CRA") and OccuSystems, Inc. ("OccuSystems"). The 1997 Merger was a tax-free stock for stock exchange accounted for as a pooling of interests.

     Concentra  Health  Services,   Inc.  ("Health   Services"),   an  operating
subsidiary  of  Concentra,   which  was  formerly  OccuSystems,   Inc.,  manages
occupational   healthcare  centers  at  which  it  provides  support  personnel, marketing, information systems and management services to its affiliated physicians. Health Services owns all of the operating assets of the occupational healthcare centers, including leasehold interests and medical equipment. Health Services generates its net patient service revenues primarily from the diagnosis, treatment and management of work-related injuries and illnesses and from other occupational healthcare services, such as employment- related physical examinations, drug and alcohol testing, functional capacity testing and other related programs. For the years ended December 31, 1996, 1997 and 1998, Health Services derived 64.0%, 63.5% and 63.1% of its net revenues from the treatment of work-related injuries and illnesses, respectively and 36.0%, 36.5% and 36.9% of its net revenues from non-injury related medical services, respectively.

     Physician and physical therapy services are provided at the Health Services centers under management agreements with the Physician Groups, which are organized professional corporations that hire licensed physicians and physical therapists to provide medical services to the centers' patients. Since Health Services effectively controls the Physician Groups, Health Services' results of operations reflect the revenues generated by the Physician Groups and the costs associated with the delivery of their services. The financial statements of the Physician Groups are consolidated because Health Services has unilateral control over the assets and operations of the Physician Groups and notwithstanding the lack of technical majority ownership, consolidation of the Physician Groups with Health Services is necessary to present fairly the financial position and results of operations of Health Services due to the existence of a parent-subsidiary relationship by means other than record ownership of the Physician Group's voting stock. The shareholders of the Physician Groups are the physician leaders of Health Services, and are employed by Health Services or one of its wholly-owned subsidiaries. Through a shareholder agreement, Health Services restricts any transfer of Physician Group ownership without its consent and can require the holder of such shares to transfer ownership to a Health Services designee upon the occurrence of certain events, including but not limited to the cessation of employment. Control of the Physician Groups is perpetual due to the nature of the relationship and the management agreements between the entities. The employed physicians do not control fee schedules, payor contracts or employment decisions regarding personnel. The risk of loss for billed services provided by the Physician Groups resides ultimately with Health Services as Concentra is required to provide financial support on an as-needed basis.

     Concentra Managed Care Services, Inc. ("Managed Care Services"), an operating subsidiary of Concentra which was formerly CRA Managed Care, Inc., provides specialized cost containment and field case management services. Specialized cost containment includes first report of injury, utilization management (precertification and concurrent review), retrospective medical bill review, telephonic case management, PPO network access, IMEs, peer reviews and hospital bill auditing services that are designed to reduce the cost of workers' compensation claims, automobile accident injury claims and group health claims. On February 24, 1998, the Company merged with Preferred Payment Systems, Inc. ("PPS") in a pooling-of-interests transaction and significantly expanded its presence in the out-of-network group health bill review market. PPS, now operating as CPS, is a nationwide provider of specialized cost containment and outsourcing services for healthcare payors. In the first quarter of 1998, the Company recorded a non-recurring charge of $12,600,000 primarily associated with the merger of PPS. Managed Care Services has experienced significant growth in its specialized cost containment services by virtue of the following acquisitions: (1) FOCUS HealthCare Management, Inc. ("FOCUS") on April 2, 1996, (2) Prompt Associates, Inc. ("PROMPT") on October 29, 1996, (3) First Notice Systems, Inc. ("FNS"), on June 4, 1997, (4) About Health, Inc. ("ABOUT HEALTH") by PPS in a two-step transaction on August 1, 1997 and October 31, 1997 and (5) other smaller acquisitions. Managed Care Services currently derives most of its revenues on a fee-for-service basis.

     Field case management services involve working on a one-on-one basis with injured employees and their various health care professionals, employers and insurance company adjusters to assist in maximizing medical improvement and, where appropriate, to expedite the return to work. Managed Care Services' field case management revenue growth has resulted from both local market share gains and geographic office expansion; however, field case management gross profit margins deteriorated in the second half of 1998 prompting a reorganization in the fourth quarter of 1998 to improve efficiency. As a result, the Company recorded a non-recurring charge of $20,514,000 primarily associated with the reorganization of its Managed Care Services division to improve efficiency through facility consolidations and related headcount reductions, to recognize an impairment loss on the intangible related to an acquired contract and costs associated with settling claims on other expired contracts. Managed Care Services believes that the current size of its field case management office network is sufficient to serve the needs of its nationwide customers. As a result, Managed Care Services anticipates opening only a few new field case management offices per year if client needs in selected regions require it. The Company would, however, continue to examine the possibility of acquiring additional field case management offices or businesses if an appropriate strategic opportunity arose.

     The following table provides certain information concerning the Company's service locations:

                                                                           YEARS ENDED DECEMBER 31,
                                                                     ------------------------------------
                                                                        1996         1997         1998
                                                                     ----------   ----------   ----------
Service locations at the end of the period:
 Medical centers (1) .............................................        109          140          156
 Cost containment services .......................................         70           83           85
 Field case management (2) .......................................        118          123           89
Physician practices acquired during the period (3) ...............         32           22           12
Physician practices developed during the period ..................         10            8            4
Number of affiliated physicians at the end of the period .........        196          252          278
Medical centers - same market revenue growth (4) .................       10.7%        11.0%        11.4%

--------
(1) Does not include the assets of the practices which were acquired and subsequently divested or consolidated into existing centers within the market.

(2) The decline in field case management offices in 1998 is primarily due to the
    fourth   quarter   of   1998   reorganization    which   included   facility
    consolidations.

(3) Represents the assets of practices which were acquired during each period presented and not subsequently divested.

(4) Same market revenue growth sets forth the aggregate net change from the prior period for all markets in which Health Services has operated for longer than one year (excluding revenue growth due to acquisitions of additional centers).

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

REVENUES

     Total revenues increased 24.9% in 1998 to $616,780,000 from $493,879,000 in
1997. Health Services' revenues increased 25.0% in 1998 to $265,205,000 from $212,237,000 in 1997. Managed Care Services' revenues increased 24.8% in 1998 to $351,575,000 from $281,642,000 in 1997, as specialized cost containment revenues increased 28.6% in 1998 to $183,734,000 from $142,919,000 in 1997 and field case management revenues increased 21.0% in 1998 to $167,841,000 from $138,723,000 in 1997.

     The Health Services revenue growth resulted from the acquisition of practices (including the acquisition of 16 occupational medical centers and the management of an additional four medical centers from Vencor, Inc. ("VMC") in the fourth quarter of 1997), an increase in business in existing markets, development of sites in new markets, as well as an increase in consulting and other ancillary services. The specialized cost containment revenue growth is largely attributable to the growth of PPS (including the impact of its acquisition of ABOUT HEALTH in August 1997), the acquisition of FNS and other immaterial acquisitions, as well as revenue increases attributable to growth in retrospective medical bill review, telephonic case management and claims review services in existing service locations. The field case management revenue growth is primarily due to the business generated from two field case management acquisitions and continued growth in revenues from existing service locations.

COST OF SERVICES

     Total cost of services increased 26.0% in 1998 to $474,102,000 from $376,250,000 in 1997. Health Services' cost of services increased 29.6% in 1998 to $205,986,000 from $158,987,000 in 1997, while Managed Care Services' cost of services increased 23.4% in 1998 to $268,116,000 from $217,263,000 in 1997.

     Total gross profit margins decreased slightly to 23.1% in 1998 compared to 23.8% in 1997. Health Services' gross profit margins decreased to 22.3% in 1998 compared to 25.1% in 1997, while Managed Care Services' gross profit margins increased to 23.7% in 1998 compared to 22.9% in 1997.

     Health Services' gross profit margins decreased primarily as a result of an acceleration in the roll-out of patient tracking and billing systems into the medical centers, increased spending on marketing and facility improvements and the impact of lower gross profit margins from practices recently acquired and developed. Historically, as certain functions are consolidated and other staff-related changes occur, coupled with increased patient volume, the gross profit margins of acquired or developed practices have tended to improve.

     Managed Care Services has seen improvement in gross profit margins primarily resulting from a shift in its revenue mix towards specialized cost containment services, including the services provided by PPS (including its acquisition of ABOUT HEALTH) and FNS, which historically have had higher gross profit margins than revenues derived from field case management. Although the gross profit margins improved slightly in 1998, they were negatively affected by a decrease in provider bill review gross profit margins and a slow down in the growth of field case management revenues and resulting gross profit margins. The provider bill review gross profit margins decrease was due primarily to start-up costs, pricing concessions on new customers and an increase in the level of uncollectable accounts receivable charges.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased 13.8% in 1998 to $45,530,000 from $40,008,000 in 1997, or 7.4% and 8.1% as a percentage of revenue for 1998 and 1997, respectively. The increase in general and administrative expenses in 1998 was due primarily to the continued investment in the Information Services and Technology Group and in accounting and administrative personnel.

AMORTIZATION OF INTANGIBLES

     Amortization of intangibles increased 37.4% in 1998 to $8,167,000 from $5,945,000 in 1997, or 1.3% and 1.2% as a percentage of revenues for 1998 and 1997, respectively. This increase is the result of amortizing additional intangible assets such as goodwill, customer lists and assembled workforces primarily associated with the purchases of FNS, ABOUT HEALTH by PPS, VMC and various smaller acquisitions by Health Services.

NON-RECURRING CHARGE

     The Company recorded non-recurring charges for the years ended December 31, 1997 and 1998 of $38,625,000 and $33,114,000, respectively.

         In the first quarter of 1998, the Company recorded a non-recurring charge of $12,600,000 primarily associated with the merger of PPS. The utilization of this charge through December 31, 1998, was approximately $5,136,000 for professional fees and services, $2,355,000 in costs associated with personnel reductions, $746,000 in facility consolidations and closings, $1,627,000 associated with the write-off of deferred financing fees on PPS indebtedness retired and $1,264,000 of other non-recurring costs. At December 31, 1998, approximately $1,472,000 of the non-recurring charge remains primarily related to remaining facility lease obligations.

     In the fourth quarter of 1998, the Company recorded a non-recurring charge of $20,514,000 primarily associated with the reorganization of its Managed Care Services division to improve efficiency through facility consolidations and related headcount reductions, to recognize an impairment loss on the intangible related to an acquired contract and costs associated with settling claims on other expired contracts. The utilization of this charge through December 31, 1998 was approximately $7,416,000 in charges related to the recognition of an impairment loss on the intangible related to an acquired contract, $2,490,000 in costs associated with personnel reductions and $1,140,000 in facility consolidations. At December 31, 1998, approximately $9,468,000 of the non-recurring charge remains primarily related to remaining facility lease obligations and costs associated with settling claims or other expired contracts.

     In the third quarter of 1997, the Company recorded a non-recurring charge of $38,625,000 associated with the merger of CRA Managed Care, Inc. and OccuSystems, Inc. The utilization of this charge through December 31, 1998, was approximately $11,569,000 for professional fees and services, $16,216,000 in costs associated with personnel reductions and the consolidation of CRA's and OccuSystems' employee benefits, $5,945,000 in facility consolidations and closings, $2,541,000 for the write-off of start-up costs and $2,354,000 of other charges.


INTEREST EXPENSE

     Interest expense increased $5,354,000 in 1998 to $18,021,000 from $12,667,000 in 1997 due primarily to increased outstanding borrowings under the credit facilities to finance acquisitions and the issuance of $230,000,000 in 4.5% Convertible Subordinated Notes in March and April 1998 partially offset by the repayment of borrowings under the Senior Credit Facility and debt assumed in the merger with PPS.


INTEREST INCOME

     Interest income increased  $2,362,000 in 1998 to $4,659,000 from $2,297,000 in 1997 due primarily to the investment of excess cash as a result of the net proceeds of $223,589,000 from the issuance the 4.5% Convertible Subordinated Notes after the payment of approximately $122,000,000 of outstanding borrowings under the Senior Credit Facility, debt assumed in the merger with PPS and the payment to PPS dissenting shareholders.


OTHER EXPENSE, NET

     Other expense, net decreased $908,000 in 1998 to $711,000 from $1,619,000 in 1997 primarily as a result of PPS' 1997 minority interest expense of $556,000 related to the two-step acquisition of ABOUT HEALTH and the 1997 amortization of start-up costs of $315,000 recorded prior to the write-off of start-up costs in the third quarter of 1997.


PROVISION FOR INCOME TAXES

     The Company's provision for income taxes in 1998 and 1997 was $19,308,000 and $11,062,000, respectively. On a pro forma basis, giving effect to the PPS transaction, the Company's provision for income taxes in 1998 and 1997 would have been $19,308,000 and $13,873,000, respectively, resulting in pro forma effective tax rates of 46.2% and 65.9%, respectively. Excluding the tax effects of the non-recurring charges in the third quarter of 1997, the first quarter of 1998 and the fourth quarter of 1998, the pro forma effective tax rate would have been 41.0% for 1998 and 39.3% for 1997. The Company expects to provide for its taxes at an effective tax rate of approximately 41% to 42% for 1999.


RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


REVENUES

     Total revenues increased 32.5% in 1997 to $493,879,000 from $372,683,000 in
1996. Health Services' revenues increased 24.8% in 1997 to $212,237,000 from $170,035,000 in 1996. Managed Care Services' revenues
increased  39.0%  in  1997  to  $281,642,000   from  $202,648,000  in  1996,  as
specialized cost containment revenues increased 70.6% in 1997 to $142,919,000 from $83,784,000 in 1996 and field case management revenues increased 16.7% in 1997 to $138,723,000 from $118,864,000 in 1996.

     The Health Services revenue growth resulted from the acquisition of practices (including the acquisition of 16 occupational medical centers and the management of an additional four medical centers from VMC in the fourth quarter of 1997), development of sites in new markets, an increase in business in existing markets, as well as an increase in consulting and other ancillary services. The specialized cost containment revenue growth is largely attributable to the acquisitions of FOCUS, PROMPT, FNS and ABOUT HEALTH, as well as revenue increases attributable to growth in retrospective medical bill review, telephonic case management and claims review services in existing service locations and the expansion into additional service locations. The field case management revenue growth is primarily due to growth in revenues from existing service locations, and the opening of 13 offices during 1996 and 1997.


COST OF SERVICES

     Total cost of services increased 29.8% in 1997 to $376,250,000 from $289,928,000 in 1996. Health Services' cost of services increased 21.6% in 1997 to $158,987,000 from $130,754,000 in 1996, while Managed Care Services' cost of services increased 36.5% in 1997 to $217,263,000 from $159,174,000 in 1996.

Total gross profit margins increased to 23.8% in 1997 compared to 22.2% in 1996. Health Services' gross profit margins increased to 25.1% in 1997 compared to 23.1% in 1996, while Managed Care Services' gross profit margins increased to 22.9% in 1997 compared to 21.5% in 1996.

     Health Services' gross profit margin improvement has resulted from increased efficiencies and productivity. As certain functions are consolidated and other staff-related changes occur, coupled with increased patient volume, the margins of acquired or developed practices have tended to improve. Managed Care Services has seen improvement in gross margin primarily resulting from a shift in its revenue mix towards specialized cost containment services, including the services provided by FOCUS, PROMPT, FNS and ABOUT HEALTH, which historically have had higher gross profit margins than revenues derived from field case management.


GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased 20.7% in 1997 to $40,008,000 from $33,155,000 in 1996, or 8.1% and 8.9% as a percentage of revenue for 1997 and 1996, respectively. The increase in general and administrative expenses in 1997 was due primarily to expenses associated with acquisitions and the continued investment in the Information Services and Technology Group.


AMORTIZATION OF INTANGIBLES

     Amortization of intangibles increased 72.7% in 1997 to $5,945,000 from $3,442,000 in 1996, or 1.2% and 0.9% as a percentage of revenues for 1997 and 1996, respectively. This increase is the result of amortizing additional intangible assets such as goodwill, customer lists and assembled workforces primarily associated with the purchase of FOCUS, PROMPT, FNS, ABOUT HEALTH by PPS, VMC and other smaller acquisitions.


NON-RECURRING CHARGE

     The Company recorded a non-recurring charge of $38,625,000 associated with the 1997 Merger. The charges incurred were approximately $11,569,000 for professional fees and services, $16,216,000 in costs associated with personnel reductions and the consolidation of CRA's and OccuSystems' employee benefits, $5,945,000 in facility consolidations and closings, $2,541,000 for the write-off of start-up costs and $2,354,000 of other charges. At December 31, 1997, approximately $7,527,000 of the non-recurring charge remains primarily related to personnel related charges and facility consolidations and closings.


INTEREST EXPENSE

     Interest expense increased $8,926,000 in 1997 to $12,667,000 from $3,741,000 in 1996 due primarily to the issuance of $97,750,000 of 6% Convertible Subordinated Notes in December 1996, the issuance of PPS indebtedness in August 1996 and to increased outstanding credit facility borrowings used to finance acquisitions.

INTEREST INCOME

     Interest income increased $1,438,000 in 1997 to $2,297,000 from $859,000 in 1996 due primarily to the investment of excess cash generated from the issuance of the 6% Convertible Subordinated Notes until the funds were utilized to finance certain acquisitions.


OTHER EXPENSE, NET

     Other expense, net increased $783,000 in 1997 to $1,619,000 from $836,000 in 1996 primarily due to minority interests.


PROVISION FOR INCOME TAXES

     The Company's provision for income taxes in 1997 and 1996 was $11,062,000 and $13,437,000, respectively. On a pro forma basis, giving effect to the PPS transaction, the Company's provision for income taxes in 1997 and 1996 would have been $13,873,000 and $16,167,000, respectively, resulting in pro forma effective tax rates of 65.9% and 39.0%, respectively. Excluding the tax effects of the non-recurring charge, the pro forma effective tax rate would have been 39.3% for 1997.


SEASONALITY

     The Company's business is seasonal in nature. Health Services' patient visits at its medical centers are lower in the first and fourth quarters, primarily because of fewer occupational injuries and illnesses during those time periods due to plant closings, vacations and holidays. In addition, employers generally hire fewer employees in the fourth quarter, thereby reducing the number of pre-placement physical examinations and drug and alcohol tests conducted at the medical centers during that quarter. Managed Care Services' field case management revenues have historically been flat in the fourth quarter compared to the third quarter due to the impact of vacations and holidays.
Although the Company's revenue growth may obscure the effect of seasonality in the Company's financial results, the first and fourth quarters generally reflect lower revenues when compared to the Company's second and third quarters.


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

     The Company has formed a Year 2000 Program Office to provide a centralized management function for the entire organization that will assist in identifying, addressing and monitoring the Company's Year 2000 readiness and compliance programs. The Year 2000 Program Office has organized teams at each division to research Year 2000 compliance status and implement the appropriate solutions. The Company's Year 2000 Program includes five phases - awareness, assessment, remediation, testing and implementation. The awareness and assessment phases are substantially complete with the exception of the assessment phase of the Company's information systems infrastructure (i.e., desktops and other hardware) Year 2000 compliance.

     The Company's Year 2000 Program Office engaged an outside consultant to assist in an inventory and assessment of Year 2000 affected areas, with a primary focus on information technology systems, third party software and key suppliers and selected customers. This inventory and assessment was completed in the fourth quarter of 1998. The Company's Year 2000 Program Office engaged an outside consultant in the first quarter of 1999 to assist in an inventory, assessment and remediation efforts of the Company's information systems infrastructure Year 2000 compliance. The Company completed in the fourth quarter of 1998 an internal inventory and assessment of non-information technology systems (e.g. embedded systems contained in medical equipment). Remediation or replacement of noncompliant Year 2000 medical equipment began in the first quarter of 1999 and is expected to be completed by the third quarter of 1999.

     The Year 2000 Program Office has established a protocol for soliciting Year 2000 compliance information from third parties and requests for compliance information from all key suppliers and selected customers were sent in the fourth quarter of 1998 and the first quarter of 1999. The Company continues to gather Year 2000 compliance information from third parties and anticipates receiving the majority of responses by the end of the second quarter of 1999. To the extent responses have not been received, the Year 2000 Program Office has ranked the third parties by level of importance to the Company's operations and is following up with phone surveys, additional mailings and research of public information issued by the third-party (i.e., "web research"). These responses should indicate the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues.

     The Company's identified Year 2000 projects overlap with its ongoing investments in information technology, as such, there are presently Year 2000 projects at the assessment, remediation, testing and implementation phases. The Company believes that it has identified most "mission critical" issues and has developed or is in the process of modifying appropriate action plans which may include software upgrades, replacement of noncompliant components or referral of problems related to third party-provided software to the original supplier. The Company has prepared its plans to have all "mission critical" projects Year 2000 compliant by the end of the fourth quarter of 1999. While some non-critical systems may not be addressed until after December 1999, the Company believes such systems will not disrupt the Company's operations in a material manner. Any additional issues that may arise will be classified as either "mission critical" or non-critical, and appropriate action plans will be developed and implemented. The Company expects to have formulated any contingency plans deemed necessary by the third quarter of 1999.

     The Company currently estimates that the total cost of implementing its Year 2000 Program will be between $5,000,000 and $10,000,000. This preliminary estimate is based upon presently available information and will be updated as the Company finalizes its assessments and continues through implementation. In particular, the estimate may also need to be increased as the Company receives feedback from key suppliers and selected customers and formulates contingency plans, if required. It is expected these costs will not be significantly different from the Company's current planned investment for information technology, and therefore, should not have a material adverse effect on the Company's long-term results of operations, liquidity or consolidated financial position. However, until the information systems infrastructure assessment phase is completed in the second quarter of 1999, the Company is uncertain if its present plans and resources will be sufficient to ensure Year 2000 compliance of all "mission critical" projects by January 1, 2000. The Company's capital and noncapital investment in the Information Services and Technology Group was approximately $32,000,000 in 1998 and expected to be approximately $50,000,000 in 1999. Of this investment, the Company's Year 2000 Program Office incurred expenses of approximately $300,000 in fiscal 1998 primarily associated with the engagement of an outside consultant to assist in an inventory and assessment of Year 2000 affected areas.

     Although the Company does not anticipate any disruption in its operations or financial reporting as a result of system upgrades or system integrations, there can be no assurance that such disruption will not occur or that the desired benefits from the Year 2000 compliance of the Company's information and non-information systems will be realized. If the Company does not identify and remediate Year 2000 issues prior to January 1, 2000, its operations could be disrupted which could have a material adverse effect on the Company's business or operating results or financial condition. In addition, the Company places a high degree of reliance on computer systems of third parties, such as customers, trade suppliers and computer hardware and commercial software suppliers. Although the Company is assessing the readiness of these third parties, there can be no guarantee that the failure of these third parties to modify their systems in advance of December 31, 1999 would not have a material adverse effect on the Company. In addition, the Company's operations could be disrupted if the companies with which the Company does business do not identify and correct any Year 2000 issues and such failure adversely affects their ability to do business with the Company. If all Year 2000 issues are not identified and all action plans are not completed and contingency plans become necessary, the Company may not be Year 2000 compliant which could have a material adverse effect on the Company's long-term results of operations, liquidity, or consolidated financial position. The amount of potential liability and lost revenue has not been estimated.


LIQUIDITY AND CAPITAL RESOURCES

Cash flows generated from (used for) operations were $37,895,000, ($262,000) and $15,595,000 for the years ended December 31, 1998, 1997 and 1996, respectively. During 1998, working capital used $10,307,000 of cash primarily due to an increase in accounts receivable of $19,993,000, offset by a decrease in prepaid expenses and income taxes of $1,421,000 and an increase in accounts payable, accrued expenses and income taxes of $8,265,000. Accounts receivable increased primarily due to continued revenue growth, while accounts payable, accrued expenses and income taxes increased due to the timing of payments and the remaining obligations relating to the first quarter and fourth quarter of 1998 non-recurring charges.

     The Company utilized net cash of $18,070,000 in connection with acquisitions, $15,523,000 to purchase marketable securities and $34,395,000 of cash to purchase property and equipment during 1998, the majority of which was spent on new computer hardware and software technology.

     Cash flows provided by financing activities of $121,555,000 was due primarily to the issuance of $230,000,000 in 4.5% Convertible Subordinated Notes, $223,589,000, net of deferred finance fees. A portion of the proceeds from the issuance of the 4.5% Convertible Subordinated Notes was used to repay borrowings under the Senior Credit Facility, repay debt assumed in the merger with PPS, and for the payment of $15,047,000 to PPS dissenting shareholders. Net proceeds from the issuance of Common Stock under employee stock purchase and option plans and the related tax benefit was $14,403,000.

         The Company believes that its current cash balances, the cash flow generated from operations and its borrowing capacity under the $100,000,000 Senior Credit Facility, if needed, will be sufficient to fund the Company's working capital, medical center acquisitions and capital expenditure requirements for at least the next twelve months. As a result of the fourth quarter 1998 non-recurring charge, the Company was not in compliance with certain leverage ratio covenants under the $100,000,000 Senior Credit Facility in the fourth quarter of 1998 and the Company expects it will not be in compliance with those covenants in the first quarter of 1999. The Company received a waiver on all financial covenants through the first quarter of 1999. The Company does not have any borrowings outstanding under the Senior Credit
Facility and does not anticipate the need to borrow under the Senior Credit Facility for the next twelve months.

     The Company's long-term liquidity needs consist of working capital and capital expenditure requirements, the funding of any future acquisitions and the repayment of the 6% Convertible Subordinated Notes in 2001 and 4.5% Convertible Subordinated Notes in 2003. The Company intends to fund these long-term liquidity needs from the cash generated from operations, available borrowings under the Senior Credit Facility and, if necessary, future debt or equity financing. There can be no assurance that any future debt or equity financing will be available on terms favorable to the Company.


SUBSEQUENT EVENTS

     On March 2, 1999, Concentra entered into a definitive agreement to merge (the "Merger") with Yankee Acquisition Corp. ("Yankee"), a corporation formed by Welsh, Carson, Anderson & Stowe ("WCAS"), a 14.8% stockholder of the Company. Concentra's Board of Directors unanimously approved the transaction based upon the recommendation of its special committee of the Board of Directors, which was formed on October 29, 1998 to evaluate strategic alternatives in response to several unsolicited expressions of interest regarding the possible acquisition of some or all of the Company's Common Stock. On March 24, 1999, Concentra entered into an Amended and Restated Agreement and Plan of Merger with Yankee (the "Amended Merger Agreement"). Pursuant to the Amended Merger Agreement,
Yankee will acquire approximately 93% and funds managed by Ferrer Freeman Thompson & Co. ("FFT") will acquire approximately 7% of the post-merger shares of common stock of the Company for $16.50 per share. As a result of the Merger, each outstanding share of Concentra Common Stock will be converted into the right to receive $16.50 in cash.

     In connection with the Merger, effective March 2, 1999, Concentra amended its Rights Agreement. The amendment provides, among other things, that Yankee and its affiliates will not be deemed an Acquiring Person (as such term is defined in the Rights Agreement) and that the Rights Agreement will expire immediately prior to the effective time of the Merger.

     The transaction is valued at approximately $1,100,000,000, including the refinancing of $327,750,000 of the 6% and 4.5% Convertible Subordinated Notes which contain change in control provisions in the related indentures. The transaction is structured to be accounted for as a recapitalization and is expected to be completed late in the second quarter of 1999. The transaction is conditioned upon, among other things, approval of the shareholders of Concentra, receipt of financing and certain regulatory approvals.

     To finance the acquisition of the Company, WCAS will invest approximately $350,000,000 in equity financing, including the value of shares already owned by WCAS, and up to $110,000,000 in subordinated indebtedness. Additionally, FFT will invest approximately $30,000,000 in equity. WCAS has also received commitments from various lenders to provide Yankee with $190,000,000 in senior subordinated notes, a

$375,000,000 term loan and a $100,000,000 revolving credit facility to replace the Company's existing Senior Credit Facility. Additionally, Yankee would also utilize the Company's excess cash on hand at the time of the merger to help finance the purchase of the Common Stock. Subsequent to the exchange of shares for cash, Yankee would merge with Concentra Managed Care, Inc. with Concentra Managed Care, Inc. surviving.

     As of March 26, 1999, Concentra is aware of three lawsuits that have been filed by alleged stockholders of Concentra relating to the Merger. All three lawsuits were filed in the Chancery Court for New Castle County, Delaware. Each of the lawsuits names Concentra, its directors and Yankee as defendants. The plaintiff in each lawsuit seeks to represent a putative class of all public holders of Concentra common stock. The lawsuits allege, among other things, that the directors of Concentra breached their fiduciary duties to Concentra's stockholders by approving the Merger. The lawsuits seek, among other things, preliminary and permanent injunctive relief prohibiting consummation of the Merger, unspecified damages, attorneys' fees and other relief. Concentra expects that these lawsuits will be consolidated into a single action. The Company intends to contest these lawsuits vigorously.


     ITEM 7A.  Quantitative and quantitative  disclosures about market risk.

     Concentra  has  not  entered  into  derivative  financial   instruments  or
derivative commodity  instruments.  Other financial instruments are described in
Note 7 of Notes to Consolidated Financial Statements, beginning on page F-13.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The audited consolidated financial statements of the Company and other information required by this Item 8 are included in this Form 10-K beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS


GOVERNANCE OF THE COMPANY; BOARD OF DIRECTORS AND COMMITTEES

     Pursuant to the Delaware General Corporation Law, as implemented by the Company's Certificate of Incorporation and Bylaws, the business, property and affairs of the Company are managed under the direction of the Board of Directors. Members of the Board are kept informed of the Company's business through discussions with the Chairman, the President and other officers, by reviewing materials provided to them and by participating in meetings of the Board and its committees.

     The Board of Directors is divided into three classes and is presently comprised of eight members. The directors of each class are elected for three-year terms, with terms of the three classes staggered so that directors from a single class are elected at each annual meeting of stockholders. George
H. Conrades, Robert A. Ortenzio, and Lois E. Silverman are Class II directors whose terms of office expire at the annual meeting of stockholders in 1999. John
K. Carlyle is a Class III director whose term of office expires at the annual meeting of stockholders in 2000. Hon. Willis D. Gradison, Jr., Mitchell T. Rabkin, M.D., Richard D. Rehm, M.D. and Daniel J. Thomas are Class I directors whose terms of office expire at the annual meeting of stockholders in 2001.

         During 1998, the Board of Directors held a total of 13 meetings, including 4 regular meetings and 9 special meetings. Each director attended more than 75% of the aggregate of (i) the total number of meetings held by the Board of Directors and (ii) the total number of meetings held by all committees of the Board of Directors on which he served.


COMMITTEES OF THE BOARD OF DIRECTORS

         During 1998, the Board of Directors of the Company had two standing committees: an Audit Committee and an Option and Compensation Committee.

     The Audit Committee held two meetings in 1998. The Audit Committee reviews the adequacy of the Company's system of internal controls and accounting practices. In addition, the Audit Committee reviews the scope of the annual audit of the Company's independent public accountants, Arthur Andersen LLP, prior to its commencement, and reviews the types of services for which the Company retains Arthur Andersen LLP. Commencing in December 1998, the Board of Directors designated the Audit Committee as the committee charged with primary oversight of the Company's Corporate Integrity Program, currently under development.

     The Option and Compensation Committee held six meetings in 1998. The functions of the Option and Compensation Committee are to establish annual salary levels, approve fringe benefits and administer any special compensation plans or programs for officers of the Company, review and approve the salary administration program for the Company and administer the Company's incentive and stock option plans.

     Hon. Willis D. Gradison, Jr., Mitchell T. Rabkin, M.D. and Lois E. Silverman currently serve on the Audit Committee. John K. Carlyle, George H. Conrades and Robert A. Ortenzio currently serve on the Option and Compensation Committee.


VOTING AGREEMENT

     Pursuant to an agreement  entered into between Lois E. Silverman and Donald
J. Larson, Mr. Larson has agreed to vote his shares in favor of Ms. Silverman or her designee as a member of the Board for as long as Ms. Silverman, her family and trusts established by her hold at least 519,113 shares of Common Stock.

Tabular information and a brief biography of each Director of the Company follow.



             NAME                 AGE                        POSITION
------------------------------   -----   ------------------------------------------------
John K. Carlyle                  44      Chairman, Director
Daniel J. Thomas                 40      President and Chief Executive Officer, Director
George H. Conrades               60      Director
Hon. Willis D. Gradison, Jr.     70      Director
Robert A. Ortenzio               41      Director
Mitchell T. Rabkin, M.D.         68      Director
Richard D. Rehm, M.D.            53      Director
Lois E. Silverman                58      Director

         JOHN K. CARLYLE has served as a Director of the Company since August 1997. Mr. Carlyle has served as Chairman of the Board of Directors of the Company since September 1998. In addition, he served as Chairman of the Board of Directors of the Company from August 1997 to January 1998. Mr. Carlyle is currently President and CEO of MAGELLA Healthcare Corporation, a private physician practice management company devoted to the areas of neonatology and perinatology. Mr. Carlyle served as Chairman and Chief Executive Officer of OccuSystems, Inc., one of Concentra's predecessor companies ("OccuSystems"), from January 1997 until August 1997. He joined OccuSystems in 1990 as its President and served in that capacity until December 1996. Mr. Carlyle served as the Chief Executive Officer and a director of OccuSystems from 1991 until August 1997. Mr. Carlyle has served as a director of National Surgery Centers, Inc., an owner and operator of free standing, multi-specialty ambulatory surgery centers, since 1991. He also serves as a director of several private companies. Mr. Carlyle is a certified public accountant.

         DANIEL J. THOMAS has served as a Director of the Company since January 1998. He has served as President and Chief Executive Officer since September 1998, and he served as President and Chief Operating Officer of the Company from January 1998 until September 1998. He served as Executive Vice President and President of the Practice Management Services subsidiary of the Company from August 1997 until January 1998. He served as a director of OccuSystems and as its President and Chief Operating Officer from January 1997 to August 1997. From April 1993 through December 1996, Mr. Thomas served as OccuSystems' Executive Vice President and Chief Operating Officer. Prior to joining OccuSystems in 1993, Mr. Thomas served in various capacities with Medical Care International, Inc., most recently as its Senior Vice President and Divisional Director. Mr. Thomas is a certified public accountant.

         GEORGE H. CONRADES has served as a Director of the Company since August 1997. He served as a director of CRA Managed Care, Inc., one of Concentra's predecessor companies ("CRA"), from July 1994 until August 1997. Since August 1998, Mr. Conrades has been a Venture Partner with Polaris Venture Partners. Mr. Conrades served as President and Chief Executive Officer of BBN Corporation/GTE Internetworking, a provider of internetworking services, products and application solutions from 1994 to August 1998. He had served as Chairman of the Board of BBN from November 1995 to July 1997, when GTE Corporation acquired BBN. From 1992 to 1994, Mr. Conrades was a partner in Conrades/Reilly Associates, a business consulting company. From 1961 to 1992, Mr. Conrades held a number of management positions with International Business Machines Corp., most recently as Senior Vice President and a member of IBM's Corporate Management Board. Mr. Conrades is also a director of CBS Corporation, Infinity Broadcasting, and Cubist Pharmaceuticals, Inc.

         HON. WILLIS D. GRADISON, JR. has served as a Director of the Company since May 1998. He currently serves as Senior Public Policy Counselor for Patton Boggs, L.L.P. From 1993 to December 1998, Mr. Gradison served as President of the Health Insurance Association of America ("HIAA"), the trade group representing the nation's commercial health insurance companies. Prior to assuming his position with HIAA, Mr. Gradison served in the United States House of Representatives for 18 years where, most recently, he was ranking Minority Member of the House Budget Committee and the Health Subcommittee of the House Ways and Means Committee.

         ROBERT A. ORTENZIO has served as a Director of the Company since August 1997. He served as director of OccuSystems from May 1992 until August 1997. Mr. Ortenzio currently serves as the President of Select Medical Corporation, a private healthcare company based in Mechanicsburg, Pennsylvania, and has served in such capacity since August 1996. From 1986 to 1996, Mr. Ortenzio was employed by Continental Medical Systems, Inc., a nationwide provider of rehabilitation services, from 1986 until 1988 as its Senior Vice President, from 1988 until June 1995 as its President and Chief Operating Officer and from July 1995 to August 1996 as its President and Chief Executive Officer. Mr. Ortenzio also served as the Executive Vice President and a director of Horizon/CMS Healthcare Corporation from July 1995 to August 1996.

         MITCHELL T. RABKIN, M.D. has served as a Director of the Company since August 1997. He served as a director of CRA from February 1995 until August 1997. Dr. Rabkin is currently a Distinguished Institute Scholar for the
Institute for Education and Research of Beth Israel Deaconess Medical Center. From 1966 to September 1996, Dr. Rabkin served as Chief Executive Officer of Boston's Beth Israel Hospital. He holds the rank of Professor of Medicine at Harvard Medical School. From October 1996 to October 1998, Dr. Rabkin served as Chief Executive Officer of CareGroup, Inc., the parent corporation of Beth Israel Deaconess Medical Center. Dr. Rabkin is a graduate of Harvard College and received his M.D. from Harvard Medical School.

         RICHARD D. REHM, M.D. has served as a Director of the Company since May 1998. He currently serves as President of Network Health Services, a private company based in Nashville, Tennessee. Dr. Rehm founded OccuSystems in 1990 and served as its Chairman of the Board from 1991 through December 1996 and as a director through August 1997. Dr. Rehm has owned, operated and developed occupational healthcare centers since 1979.

         LOIS E. SILVERMAN has served as a Director of the Company since August 1997. She co-founded CRA in 1978 and served as Chairman of the Board of Directors of CRA from March 1994 until August 29, 1997 and as Chief Executive Officer of CRA from 1988 to December 31, 1995. Prior to founding CRA, Ms. Silverman held the position of Northeast Regional Manager at IntraCorp., a Division of Cigna Corporation. Ms. Silverman is a director of Sun Healthcare Group, Inc., and CareGroup, Inc., parent corporation of Beth Israel Deaconess Medical Center, and serves as a Trustee of Simmons College and Overseer of Tufts Medical Schools.


EXECUTIVE OFFICERS

         Executive officers are generally elected annually by the Board of Directors to serve, subject to the discretion of the Board of Directors, until their respective successors are elected. Tabular information and a brief biography of each executive officer of the Company follow. For information about Mr. Carlyle and Mr. Thomas, see their biographies under "Directors" above.




         NAME             AGE                           POSITION
----------------------   -----   ------------------------------------------------------
John K. Carlyle          44      Chairman, Director
Daniel J. Thomas         40      President and Chief Executive Officer, Director
James M. Greenwood       38      Executive Vice President of Corporate Development
Richard A. Parr II       40      Executive Vice President, General Counsel and
                                 Secretary
Joseph F. Pesce          50      Executive Vice President, Chief Financial Officer and
                                 Treasurer
W. Tom Fogarty, M.D.     51      Senior Vice President and Chief Medical Officer
Kenneth Loffredo         41      Senior Vice President of Marketing and Sales

         JAMES M. GREENWOOD has served as Executive Vice President of Corporate Development since February 1998 and as Senior Vice President of Corporate Development of the Company from August 1997 to February 1998. He served as OccuSystems' Chief Financial Officer from 1993 when he joined OccuSystems as a Vice President until August 1997. Mr. Greenwood served as a Senior Vice President of OccuSystems since May 1994. From 1988 until he joined OccuSystems in 1993, Mr. Greenwood served in numerous positions with Bank One, Texas, N.A., and its predecessors, most recently as Senior Vice President and Manager of Mergers and Acquisitions. Mr. Greenwood is a certified public accountant.

         RICHARD A. PARR II has served as Executive Vice President, General Counsel and Secretary of the Company since August 1997. He served as OccuSystems' Executive Vice President, General Counsel and Secretary from August 1996 to August 1997. Prior to joining OccuSystems, Mr. Parr served as Vice President and Assistant General Counsel of OrNda HealthCorp, a national hospital management company, from April 1993 through August 1996 and as Associate General Counsel of OrNda HealthCorp from September 1991 through March 1993.

         JOSEPH F. PESCE has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company since August 1997. He served as Senior Vice President-Finance and Administration of CRA from August 1996 to August 1997 and as Chief Financial Officer and Treasurer of CRA from October 1994 to August 1997. Mr. Pesce served as Vice President-Finance and Administration of CRA from October 1994 to August 1996. From October 1981 to September 1994, Mr. Pesce held various financial positions with Computervision Corporation and its predecessor, Prime Computer, Inc., including Director of Corporate Planning and Analysis, Director of Leasing, Corporate Controller, Treasurer and, most recently, Vice President-Finance and Chief Financial Officer. Mr. Pesce is a certified public accountant.

         W. TOM FOGARTY, M.D. has served as Senior Vice President and Chief Medical Officer of the Company since August 1997. He served as OccuSystems' Senior Vice President and Chief Medical Officer from September 1995 to August 1997. From 1993 to September 1995, Dr. Fogarty served as Vice President and Medical Director of OccuSystems. From 1992 to 1993, he served as a Regional Medical Director of OccuSystems and, from 1985 until 1992, as a medical director of one of OccuSystems' centers.

         KENNETH LOFFREDO has served as Senior Vice President of Marketing and Sales of the Company since August 1997. Mr. Loffredo served as Vice President of Sales of CRA from February 1995 to August 1997. From July 1993 to January 1995 he was CRA's Regional Sales Manager for the New England states. Mr. Loffredo joined CRA in July of 1981, and from 1981 to June 1993, he held positions of Case Manager, Account Manager and Regional Manager.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, executive officers and persons who own more than 10% of the Company's Common Stock to file reports of holdings and transactions in Common Stock with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Based on Company records and other information, the Company believes that all applicable Section 16(a) reporting requirements were complied with for all transactions which occurred in 1998.


ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table summarizes the compensation paid to the Company's Chief Executive Officer, to the Company's former Chief Executive Officer, and to the Company's four most highly compensated executive officers other than the Chief Executive Officer and the former Chief Executive Officer who were serving as executive officers at the end of fiscal year 1998 (the "Named Executive Officers") during (a) fiscal year 1998 by the Company, and (b) fiscal years 1997 and 1996 by the Company and its predecessors, CRA Managed Care, Inc., or OccuSystems, Inc.



                                                                              LONG-TERM
                                                                            COMPENSATION
                                                                               AWARDS
                                                                             SECURITIES
                                            ANNUAL COMPENSATION              UNDERLYING       ALL OTHER
                                  --------------------------------------    OPTIONS/SARS     COMPENSATION
  NAME AND PRINCIPAL POSITION      YEAR     SALARY ($)(1)     BONUS ($)        (#)(2)           ($)(3)
-------------------------------   ------   ---------------   -----------   --------------   -------------
Daniel J. Thomas                  1998         294,241               0         250,000      3,276 (4)
President and Chief Executive     1997         248,807          65,000         130,000        198
Officer, Director                 1996         225,000          60,000               0        198
James M. Greenwood                1998         247,495               0         250,000      3,250
Executive Vice President of       1997         212,974          52,500          85,000        198
Corporate Development             1996         170,000          40,000               0        198
Richard A. Parr II                1998         230,000               0          30,000      5,718
Executive Vice President,         1997         212,879          52,500          50,000        198
General Counsel and Secretary     1996          79,166          35,000          50,000         66

                                                                                LONG-TERM
                                                                              COMPENSATION
                                                                                 AWARDS
                                                                               SECURITIES
                                              ANNUAL COMPENSATION              UNDERLYING        ALL OTHER
                                    --------------------------------------    OPTIONS/SARS     COMPENSATION
   NAME AND PRINCIPAL POSITION       YEAR     SALARY ($)(1)     BONUS ($)        (#)(2)           ($)(3)
---------------------------------   ------   ---------------   -----------   --------------   --------------
Joseph F. Pesce                     1998     289,221                   0         230,000       9,243
Executive Vice President, Chief     1997     245,096              86,500         130,000      12,720
Financial Officer and Treasurer     1996     235,000             108,100         160,740      17,955
W. Tom Fogarty, M.D.                1998     240,000                   0          30,000      55,000
Senior Vice President and Chief     1997     223,671              55,000          75,000         864
Medical Officer                     1996     166,667              15,000               -         522
Donald J. Larson                    1998     434,540                   0               -       5,161 (5)
Former Chairman, President and      1997     320,204             116,500         100,000       3,200
Chief Executive Officer             1996     250,000             161,000         178,600       3,000

--------
(1) Salaries for the currently-employed Named Executives Officers effective January 1, 1999 are $400,000 for Mr. Thomas, $300,000 for Mr. Pesce, $270,000 for Mr. Greenwood, $260,000 for Dr. Fogarty and $250,000 for Mr. Parr.

(2) Represents long-term awards of options and restricted stock. See the tables "Option Grants in last Fiscal Year" and "Long-Term Incentive Plans-Awards in Last Fiscal Year."

(3) Amounts shown represent, to the extent that the Named Executive Officer participated in the Employee Stock Purchase and the 401(k) Plans, (i) the purchase discount on shares of the Company's Common Stock purchased pursuant to the Company's Employee Stock Purchase Plan, (ii) the Company's matching provision under the Company's 401(k) Plan and (iii) premiums paid by the Company for group term life insurance that is taxable compensation to the Named Executive Officers.

(4) Excludes relocation related costs and benefits totaling $158,709 paid to Mr. Thomas in 1998 associated with his relocation from Dallas, Texas to Boston, Massachusetts.

(5) Excludes payments totaling $1,354,092 paid to Mr. Larson in connection with his resignation from the Company as its Chairman, President and Chief Executive Officer in September of 1997 comprised of salary continuation payments of $1,150,000, transfer of the cash surrender value of a split-dollar life insurance policy of $168,592, consulting fees of $25,000 and other benefits of $10,500. The Company is further obligated to pay Mr. Larson an additional $125,000 under his consulting agreement in 1999.

OPTION AND RESTRICTED STOCK GRANTS IN 1998

     The following tables set forth certain information concerning grants by the Company of stock options and restricted stock to each of the Company's Named Executive Officers during 1998. In accordance with the rules of the Securities and Exchange Commission, the potential realizable values under such options are shown based on assumed rates of annual compound stock price appreciation of 5% and 10% over the full option term from the date the option was granted.

                       OPTION GRANTS IN LAST FISCAL YEAR



                                                                                            POTENTIAL REALIZABLE
                                                                                              VALUE AT ASSUMED
                             NUMBER OF        % OF TOTAL                                      ANNUAL RATES OF STOCK
                            SECURITIES          OPTIONS                                      PRICE APPRECIATION FOR
                            UNDERLYING        GRANTED TO      EXERCISE OR                      OPTION TERM ($)(2)
                              OPTIONS        EMPLOYEES IN     BASE PRICE     EXPIRATION   ----------------------------
                          GRANTED (#)(1)      FISCAL YEAR      ($/SHARE)        DATE           5%           10%
                         ----------------   --------------   ------------   -----------   -----------   -----------
Daniel J. Thomas              220,000        7.47%           $ 30.44          3/18/08      4,457,606    11,064,401
James M. Greenwood            200,000        6.79%           $ 29.44          5/13/08      3,702,617    9,383,159
Richard A. Parr II             30,000        1.02%           $ 29.44          5/13/08        555,393    1,407,474
Joseph F. Pesce               200,000        6.79%           $ 29.44          5/13/08      3,702,617    9,383,159
W. Tom Fogarty, M.D.           30,000        1.02%           $ 29.44          5/13/08        555,393    1,407,474
Donald J. Larson                    -           -                 -                 -              -            -

--------
(1) The vesting of each option is cumulative, and no vested portion will expire until the expiration of the option. These options vest over a four-year period beginning on the January 1 subsequent to the date of the grant, with 25% of the options vesting and becoming exercisable on each subsequent January 1. All options will vest immediately upon the occurrence of a change in control triggering event, which includes a consolidation or merger of the stock of the Company, or a sale of substantially all of the assets of the Company. The Merger of the Company with Yankee (see "Item 1. Business-General") would be considered a change in control triggering event, and, therefore, all unexercisable shares would become vested at the time of the Merger.

(2) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises will depend upon the future performance of the Common Stock.

             LONG-TERM INCENTIVE PLANS-AWARDS IN LAST FISCAL YEAR

                                                                                            POTENTIAL REALIZABLE
                              NUMBER OF                                                       VALUE AT ASSUMED
                        SECURITIES UNDERLYING                   % OF TOTAL                   ANNUAL RATES OF STOCK
                         AWARDS GRANTED (#)     PERFORMANCE       OPTIONS      EXERCISE     PRICE APPRECIATION FOR
                       ----------------------   PERIOD UNTIL    GRANTED TO     PRICE OF       OPTION TERM ($)(2)
                         STOCK    RESTRICTED     MATURATION    EMPLOYEES IN     OPTIONS   --------------------------
                        OPTIONS      STOCK     OR PAYOUT (1)    FISCAL YEAR   ($/SHARES)       5%           10%
                       --------- ------------ --------------- -------------- ------------ ------------ ------------
Daniel J. Thomas        21,000       9,000       1998-2005    1.02%          $ 29.44         820,240    1,672,322
James M. Greenwood      35,000      15,000       1998-2005    1.70%          $ 29.44       1,367,067    2,787,202
Richard A. Parr II           -           -               -       -                -                -            -
Joseph F. Pesce         21,000       9,000       1998-2005    1.02%          $ 29.44         820,240    1,672,322
W. Tom Fogarty, M.D.         -           -               -       -                -                -            -
Donald J. Larson             -           -               -       -                -                -            -

--------
(1) The awards listed in the table relate to the performance period beginning January 1, 1998 and ending December 31, 2005. The vesting of awards for each officer will be based on the level of attainment of an earnings per share growth objective. All options will vest immediately upon the occurrence of a change in control triggering event, which includes a consolidation or merger of the stock of the Company, or a sale of substantially all of the assets of the Company. The Merger of the Company with Yankee (see "Item 1. Business-General") would be considered a change in control triggering event, and, therefore, all unexercisable shares would become vested at the time of the Merger.

(2) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises will depend upon the future performance of the Common Stock of the Company.

OPTION EXERCISES AND FISCAL YEAR END VALUES

     The following table provides information about option exercises by the Named Executive Officers during 1998 and the value realized by them (whether through the Company or one of its predecessors). The table also provides information about the number and value of options held by the Named Executive Officers at December 31, 1998.


                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
            AND FISCAL YEAR-END OPTION AND RESTRICTED STOCK VALUES



                                                                NUMBER OF SECURITIES
                                                               UNDERLYING UNEXERCISED            VALUE OF IN-THE-MONEY
                                                                  OPTIONS AT FISCAL                OPTIONS AT FISCAL
                             SHARES                                  YEAR END (#)                    YEAR END ($)(2)(3)
                           ACQUIRED ON         VALUE       -------------------------------   ---------------------------------
         NAME             EXERCISE (#)     REALIZED ($)     EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
----------------------   --------------   --------------   -------------   ---------------   -------------   --------------
Daniel J. Thomas         -                -                   389,000          266,000         1,020,312     352,357
James M. Greenwood       -                -                   123,000          262,000                 -     352,358
Richard A. Parr II       -                -                    62,750           67,250                 -      160,16
Joseph F. Pesce          -                -                   179,803          368,834           272,857     364,754
W. Tom Fogarty, M.D.     -                -                   103,800           79,500           211,719     192,195 3
Donald J. Larson         -                -                         -                -                 -           -

--------
(1) Market value of underlying securities based on the closing price of the Company's Common Stock on the Nasdaq National Market on the date of exercise, minus the exercise price.

(2) Market value of securities underlying in-the-money options based on the closing price of the Company's Common Stock on December 31, 1998 (the last trading day of the fiscal year) on the Nasdaq National Market of $10.69, minus the exercise price.

(3) All options for the Named Executive Officers will vest immediately upon the occurrence of a change in control triggering event, which includes a consolidation or merger of the stock of the Company, or a sale of substantially all of the assets of the Company. The Merger of the Company with Yankee (see "Item 1. Business-General") would be considered a change in control triggering event, and, therefore, all unexercisable shares would become vested at the time of the Merger.


COMPENSATION OF DIRECTORS

     Concentra pays each non-employee Director an annual fee of $15,000 in restricted stock (subject to pro-rata forfeiture in the event a director fails to attend at least 75% of board meetings in such year) and grants each non-employee Director options each year to acquire 5,000 shares of Concentra Common Stock. Each annual grant of options vests, and the restrictions with respect to each annual grant of restricted stock lapses, after one year. In addition, each of the Company's Directors receives reimbursement of all ordinary and necessary expenses incurred in attending any meeting of the Board of Directors or any committee of the Board of Directors. The Company does not otherwise compensate, and does not anticipate compensating, its Directors for their services as Directors.


OTHER COMPENSATION ARRANGEMENTS


EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with Daniel J. Thomas, James M. Greenwood, Richard A. Parr II, Joseph F. Pesce, W. Tom Fogarty, M.D. and Kenneth Loffredo. Each of the agreements provides for the payment of base salary amounts, bonuses at the discretion of the Company's Board of Directors and participation in any employee benefit plan adopted by the Company for its employees. The term of each of the agreements is two years, subject to automatic renewal for additional terms of one year each. Each of the agreements entitles each such individual to receive severance payments if the Company terminates such individual's employment without cause or the individual terminates his employment for good reason. Such severance payments shall equal two years' base salary for Mr. Thomas and one year's base salary for Messrs. Greenwood, Parr, Pesce, Fogarty and Loffredo. The Employment Agreements also provide that, if the Company terminates such individual's employment without cause or the individual terminates his employment for a defined reason within one year following a change in control of the Company which occurs on or before December 31, 1999, the severance payments to which the individuals would be entitled would be increased to two and one-half years' base salary for Mr. Thomas and two year's base salary for Messrs. Greenwood, Parr, Pesce, Fogarty and Loffredo.


INDEMNITY AGREEMENTS AND LIMITATIONS ON DIRECTORS' LIABILITY

     The Company has entered into indemnity agreements with each of its Directors and executive officers. Pursuant to these agreements, the Company will, to the extent permitted under applicable law, indemnify these persons against all expenses, judgments, fines and penalties incurred in connection with the defense or settlement of any actions brought against them by reason of the fact that they are or were Directors or officers of the Company or that they assumed certain responsibilities at the direction of the Company.

     In  addition,  the  Company's  Certificate  of  Incorporation  provides for certain limitations on Director liability. The Company's Certificate of Incorporation provides that no Director of the Company shall be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the Director's duty of loyalty to the Company or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) in respect of certain unlawful dividend payments or stock redemptions or repurchases, or (iv) for any transaction from which the Director derived an improper personal benefit. The effect of these provisions is to eliminate the rights of the Company and its stockholders (through stockholders' derivative suits on behalf of the Company) to recover monetary damages against a Director for breach of fiduciary duty as a director (including breaches resulting from grossly negligent behavior), except in the situations described above.


COMPENSATION PLANS


1997 LONG-TERM INCENTIVE PLAN

     GENERAL

     The Company may grant awards with respect to shares of Common Stock under the Company's 1997 Long-Term Incentive Plan (the "Incentive Plan") to officers, directors, employees and certain consultants and advisors. The awards under the Incentive Plan include (i) incentive stock options qualified as such under U.S. Federal income tax laws, (ii) stock options that do not qualify as incentive stock options, (iii) stock appreciation rights ("SARs"), (iv) restricted stock awards and (v) performance units.

     The number of shares of Common Stock that may be subject to outstanding awards under the Incentive Plan at any one time is equal to ten percent of the total number of outstanding shares of Common Stock (treating as outstanding all shares of Common Stock issuable within 60 days upon exercise of stock options or conversion or exchange of outstanding, publicly-traded convertible or exchangeable securities of the Company) minus the total number of shares of Common Stock subject to outstanding awards under the Incentive Plan and any stock-based plan for employees or directors of the Company adopted after the adoption of the Incentive Plan. The number of shares authorized under the Incentive Plan and the number of shares subject to an award under the Incentive Plan will be adjusted for stock splits, stock dividends, recapitalizations, mergers and other changes affecting the capital stock of the Company.

         The Board of Directors or any committee designated by it may administer the Incentive Plan (the "Committee"). The Option and Compensation Committee of the Board of Directors is currently designated as the Committee to administer the Incentive Plan. The Committee has broad discretion to administer the Incentive Plan, interpret its provisions and adopt policies for implementing the Incentive Plan. This discretion includes the ability to select the recipient of an award, determine the type and amount of each award, establish the terms of each award, accelerate vesting or exercisability of an award, extend the exercise period for an award, determine whether performance conditions have been satisfied, waive conditions and provisions of an award, permit the transfer of an award to family trusts and other persons and otherwise modify or amend any award under the Incentive Plan. Nevertheless, no awards for more than 250,000 shares or more than $2.5 million in cash may be granted to any one employee in a calendar year.

     AWARDS


     The Committee determines the exercise price of each option granted under the Incentive Plan. The exercise price for an incentive stock option must not be less than the fair market value of the Common Stock on the date of grant, and the exercise price of non-qualified stock options must not be less than 85% of the fair market value of the Common Stock on the date of grant. Stock options may be exercised as the Committee determines, but not later than ten years from the date of grant in the case of incentive stock options. At the discretion of the Committee, holders may use shares of stock to pay the exercise price, including shares issuable upon exercise of the option. Under the Incentive Plan, each non-employee Director who is a director of the Company as of both the day immediately preceding the annual meeting of stockholders and the day immediately following that annual meeting shall automatically be granted a Nonstatutory Option for the purchase of 5,000 shares of Common Stock and a Restricted Stock Award having a fair market value of $15,000 effective on the date of the first meeting of the Board of Directors following that annual meeting, whether or not that director is in attendance at that Board meeting.


     An SAR may be awarded in connection with or separate from a stock option. An SAR is the right to receive an amount in cash or stock equal to the excess of the fair market value of a share of the Common Stock on the date of exercise over the exercise price specified in the agreement governing the SAR (for SARs not granted in connection with a stock option) or the exercise price of the related stock option (for SARs granted in connection with a stock option). An SAR granted in connection with a stock option will require the holder, upon exercise, to surrender the related stock option or portion thereof relating to the number of shares for which the SAR is exercised. The surrendered stock option or portion will then cease to be exercisable. Such an SAR is exercisable or transferable only to the extent that the related stock option is exercisable or transferable. An SAR granted independently of a stock option will be exercisable as the Committee determines. The Committee may limit the amount payable upon exercise of any SAR. SARs may be paid in cash or stock, as the Committee provides in the agreement governing the SAR.

     A restricted stock award is a grant of shares of Common Stock that are nontransferable or subject to risk of forfeiture until specific conditions are met. The restrictions will lapse in accordance with a schedule or other conditions as the Committee determines. During the restriction period, the holder of a restricted stock award may, in the Committee's discretion, have certain rights as a stockholder, including the right to vote the stock subject to the award or receive dividends on that stock. Restricted stock may also be issued upon exercise or settlement of options, SARs or performance units.

     Performance units are performance-based awards payable in cash, stock or a combination of both. The Committee may select any performance measure or combination of measures as conditions for cash payments or stock issuances under the Incentive Plan, except that performance measures for executive officers must be objective measures chosen from among the following choices: (a) total stockholder return (Common Stock appreciation plus dividends); (b) net income;
(c) earnings per share; (d) cash flow per share; (e) return on equity; (f) return on assets, (g) revenues; (h) costs; (i) costs as a percentage of revenues; (j) increase in the market price of Common Stock or other securities;
(k) the performance of the Company in any of the items mentioned in clause (a) through (j) in comparison to the average performance of the companies included in the Nasdaq Health Services Stocks Index; or (1) the performance of the Company in any of the items mentioned in clause (a) through (j) in comparison to the average performance of the companies used in a self-constructed peer group established before the beginning of the performance period. The Committee may choose different performance measures if the stockholders so approve, if tax laws or regulations change so as not to require stockholder approval of different measures in order to deduct the compensation related to the award for federal income tax purposes, or if the Committee determines that it is in the Company's best interest to grant awards not satisfying the requirements of
Section 162(m) of the Internal Revenue Code or any successor law.


     OTHER PROVISIONS


     At the Committee's discretion and subject to conditions that the Committee may impose, a participant's tax withholding with respect to an award may be satisfied by the withholding of shares of Concentra Common Stock issuable pursuant to the award or the delivery of previously owned shares of Concentra Common Stock, in either case based on the fair market value of the shares.

     The Committee has discretion to determine whether an award under the Incentive Plan will have change-of-control features. The Committee also has discretion to vary the change of control features as its deems appropriate. The following describes the change of control features that the Company generally expects may apply to additional awards, if any such feature applies. An award agreement under the Incentive Plan may provide that, upon a change of control of the Company with respect to awards held by Participants who are employees or directors at the occurrence of the change of control, (1) all outstanding SARs and options will become immediately and fully vested and exercisable in full,
(2) the restriction period on any restricted stock award will be accelerated and the restrictions will expire, and (3) the target payout opportunity attainable under the performance units will be deemed to have been fully earned for all performance periods as of the effective date of the change in control and the holder will be paid a pro rata portion of all associated targeted payout opportunities (based on the number of complete and partial calendar months elapsed as of the change of control) in cash within thirty days following the change of control or in stock effective as of the change of control, for cash and stock-based performance units, respectively. The award may also provide that it will remain exercisable for its original term whether or not employment is terminated at or following a change in control. In general, a change in control of the Company occurs in any of four situations: (1) a person other than the Company or certain affiliated companies or benefit plans becomes the beneficial owner of 20% or more of the voting power of the Company's outstanding voting securities (except acquisitions from the Company or in a transaction meeting the requirements of the parenthetical exception in clause (3) below); (2) a majority of the Board of Directors is not comprised of the members of the Board immediately following August 29, 1997 and persons whose elections as directors were approved by those directors or their approved successors; (3) the Company merges or consolidates with another corporation or entity (whether Concentra or the other entity is the survivor), or the Company and the holders of the voting securities of such other corporation or entity (or the stockholders of Concentra and such other corporation or entity) participate in a securities exchange (other than a merger, consolidation or securities exchange in which the Company's voting securities are converted into or continue to represent securities having the majority of voting power in the surviving company, in which no person other than that surviving company owns 20% or more of the outstanding shares of common stock or voting shares of the surviving corporation, and in which at least a majority of the board of directors of the surviving corporation were members of the incumbent board of Concentra); or (4) Concentra liquidates or sells all or substantially all of its assets, except sales to an entity having substantially the same ownership as Concentra.

     If a restructure of Concentra occurs that does not constitute a change in control of Concentra, the Committee may (but need not) cause Concentra to take any one or more of the following actions: (1) accelerate in whole or in part the time of vesting and exercisability of any outstanding stock options and stock appreciation rights in order to permit those stock options and SARs to be exercisable before, upon or after the completion of the restructure; (2) grant each optionholder corresponding cash or stock SARS; (3) accelerate in whole or in part the expiration of some or all of the restrictions on any restricted stock award; (4) treat the outstanding performance units as having fully or partially met their targets and pay, in full or in part, the targeted payout;
(5) if the restructure involves a transaction in which Concentra is not the surviving entity, cause the surviving entity to assume in whole or in part any one or more of the outstanding awards under the Incentive Plan upon such terms and provisions as the Committee deems desirable; or (6) redeem in whole or in part any one or more of the outstanding awards (whether or not then exercisable) in consideration of a cash payment, adjusted for withholding obligations. A restructure generally is any merger of the Company or the direct or indirect transfer of all or substantially all of the Company's assets (whether by sale, merger, consolidation, liquidation or otherwise) in one transaction or a series of transactions.

     Without stockholder approval, the Board of Directors may not amend the Incentive Plan to increase materially the aggregate number of shares of Common Stock that may be issued under the Incentive Plan (except for adjustments pursuant to the terms of the Incentive Plan). Otherwise, the Concentra Board of Directors may at any time and from time to time alter, amend, suspend or terminate the Incentive Plan in whole or in part and in any way, subject to requirements that may exist in stock exchange rules or in securities, tax and other laws from time to time. No award may be issued under the Incentive Plan after August 29, 2007.


OTHER OUTSTANDING OPTIONS AND WARRANTS

         In addition to the options and awards granted under the Incentive Plan and warrants to purchase 350,000 shares of Common Stock for $7.00 per Warrant granted to Creditanstalt-Bankverein (of which 200,000 were unexercised as of December 31, 1998), the Company has as of December 31, 1998 issued or assumed from its predecessors or acquired companies options or warrants to purchase an aggregate of 2,525,564 shares of Common Stock pursuant to separate agreements between the Company and the holders thereof. The 2,525,564 options that are currently outstanding have an average exercise price of $15.96 per share, and are subject to various vesting provisions.

     Unexercised options and warrants, and their exercise price, are subject to adjustment if the Company issues Common Stock for a price per share less than the exercise price or if there is a subdivision or consolidation of the Company's Common Stock, the payment of a stock dividend or other increase or decrease in the number of shares of Common Stock outstanding, and the Company does not receive compensation therefor. In addition, the number (and type) of securities subject to an option or warrant are subject to adjustment if the Company is party to a merger or consolidation.


401(K) PLAN

     The Company has a defined contribution  retirement plan which complies with
Section 401(k) of the Internal Revenue Code. Substantially all employees of the Company, including certain officers and Directors of the Company, who have completed six months of service are eligible to participate in the Concentra Managed Care, Inc. 401(k) Plan (the "Plan"). Generally, Employees may contribute amounts up to a maximum of 15% of the employee's compensation. Under the Plan, the Company has the option of matching up to 50% of participants' pretax contributions up to a maximum of 6% of compensation. For fiscal year 1998, the Company elected to match 50% of up to 4% of compensation.


EMPLOYEE STOCK PURCHASE PLAN

     Until March 2, 1999, the Company maintained an Employee Stock Purchase Plan that permitted substantially all employees to acquire the Company's Common Stock at the end of each specified period at a purchase price of 85% of the lower of the fair market value at the beginning or the end of the participation period. Periods were semi-annual and began on January 1 and July 1 of each year. Employees were allowed to designate up to 15% of their base compensation for the purchase of Common Stock. The Option and Compensation Committee administered the Employee Stock Purchase Plan. On March 2, 1999, the Company terminated the Employee Stock Purchase Plan. The final period for which participating employees acquired shares of the Company's common stock began on January 1, 1999 and ended March 2, 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

John K. Carlyle, Concentra's non-employee Chairman, has served as a member of the Option and Compensation Committee since December, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the amount and nature of the beneficial ownership of the Common Stock as of March 15, 1999, by
(i) each person known by the Company to own beneficially more than 5% of any class of the Company's outstanding voting securities, (ii) each of the Company's directors, (iii) each currently-employed officer of the Company named in the Summary Compensation Table under the heading "Compensation of Executive Officers," and (iv) all current directors and executive officers of the Company as a group. Unless otherwise indicated, the Company believes that each person or entity named below has sole voting and investment power with respect to all shares shown as beneficially owned by such person or entity, subject to community property laws where applicable and the information set forth in the footnotes to the table below.



                                           STOCK OPTIONS
                                                AND
                                            CONVERTIBLE        SHARES
                                           SUBORDINATED     BENEFICIALLY     PERCENTAGE OF
           NAME                SHARES        NOTES(1)         OWNED (2)          CLASS
-------------------------   -----------   --------------   --------------   --------------
Welsh, Carson, Anderson
& Stowe and affiliates        6,299,763         836,364        7,136,127        14.8%
320 Park Avenue
New York, NY 10022
Massachusetts Financial
Services Company              5,852,888         672,785        6,525,673        13.6%
500 Boylston
Boston, MA 02116
T. Rowe Price Associates      5,629,587               -        5,629,587        11.9%
100 E. Pratt Street
Baltimore, MD 21202
DIRECTORS
John K. Caryle                      510          75,000           75,510            *
George H. Conrades                1,326          51,971           53,297            *
Hon. Willis D. Gradison, Jr.      1,510           5,000            6,510            *
Robert A. Ortenzio               15,188          25,000           40,188            *
Mitchell T. Rabkin, M.D.          1,326          51,971           53,297            *
Richard D. Rehm, M.D.            10,000          38,750           48,750            *
Lois E. Silverman               641,512          10,000          651,512         1.4%
EXECUTIVE OFFICERS
Daniel J. Thomas                 33,367         369,000          402,367            *
James M. Greenwood               33,000         123,000          156,000            *
Richard A. Parr II               17,773          62,750           80,523            *
Joseph F. Pesce                  40,411         179,803          220,214            *
W. Tom Fogarty, M.D.             99,389         103,800          203,189            *
All directors and execu-
tive officers
as a group (14 persons)         921,859       1,160,338        2,082,197         4.3%

--------
  * Less than 1%

(1) Includes shares that may be acquired within 60 days pursuant to conversion of convertible subordinated notes or pursuant to exercise of stock options awarded under incentive compensation plans.

(2) A person is considered to beneficially own any shares (a) over which such person exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire beneficial ownership at any time within 60 days of March 15, 1999 (i.e. through the conversion of securities or the exercise of stock options). Shares are deemed to be outstanding for the purposes of computing the percentage ownership of the person holding such shares, but are not deemed outstanding for purposes of computing the percentage of any other person shown on the table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On March 2, 1999, Concentra entered into the Merger Agreement with Yankee. On March 24, 1999, Concentra entered into the Amended Merger Agreement with Yankee, amending the Merger Agreement. The Amended Merger Agreement contemplates the Merger of Yankee with and into Concentra. As a result of the Merger, each outstanding share of Concentra Common Stock will be converted into the right to receive $16.50 in cash. The Merger is conditioned upon, among other things, approval by the stockholders of Concentra, receipt of financing and certain regulatory approvals. The transaction is structured to be accounted for as a recapitalization.

     Lois E. Silverman, a Director of the Company, is one of the trustees and beneficiaries of Colonial Realty Trust, which leases twelve offices to the Company for an annual aggregate consideration of $700,000. The Company believes that the rental rates paid to Colonial Realty Trust are fair market rental rates.

     The Company is party to a Registration Rights Agreement with Comprehensive Rehabilitation Associates Inc., J.H. Whitney & Co., Whitney 1990 Equity Fund, L.P., Whitney Subordinated Debt Fund, L.P., First Union Corporation, Ms. Silverman and Donald J. Larson, which was entered into on March 8, 1994. Pursuant to the Registration Rights Agreement, the holders of at least 25% of the shares of Common Stock of the Company subject to the Agreement (excluding Ms. Silverman and Mr. Larson) may require the Company to effect the registration of the shares of Common Stock of the Company held by such parties for sale to the public on three occasions, subject to certain conditions and limitations. In addition, under the terms of the Registration Rights Agreement, if the Company proposes to register any of its securities under the Securities Act of 1933, whether for its own account or otherwise, the parties to the Registration Rights Agreement (including Ms. Silverman and Mr. Larson) are entitled to receive notice of such registration and to include their shares therein, subject to certain conditions and limitations. The Company has agreed to pay fees, costs and expenses of any registration effected on behalf of the parties to the Registration Rights Agreement (other than underwriting discounts and commissions).

     W. Tom Fogarty, M.D., an executive officer of the Company, is the President, a director and a member of Occupational Health Centers of the Southwest, P.A. ("OHCSW"), and several other Physician Groups. The Company has entered into a 40 year management agreement with each of the Physician Groups. OHCSW paid approximately $119,091,000 in management fees to the Company in 1998 under its management agreement.

     The Company has entered into employment agreements with Daniel J. Thomas, James M. Greenwood, Richard A. Parr II, Joseph F. Pesce, W. Tom Fogarty, M.D. and Kenneth Loffredo. See "Executive Compensation-Other Compensation Arrangements" for a discussion of the terms of these agreements.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Consolidated Financial Statements

     The following consolidated financial statements of the Company are included in Item 8.


     Report of Independent Public Accountants on Financial Statements    F-1
     Consolidated Balance Sheets-December 31, 1997 and 1998 ..........   F-2
     Consolidated Statements of Operations-Years Ended
      December 31, 1996, 1997 and 1998 ...............................   F-3
     Consolidated Statements of Cash Flows-Years Ended
      December 31, 1996, 1997 and 1998 ...............................   F-4
     Consolidated Statements of Stockholders' Equity-Years Ended
      December 31, 1996, 1997 and 1998 ...............................   F-5
     Notes to Consolidated Financial Statements ......................   F-6

     2. Financial Statement Schedule

     The financial statement schedule, Supplemental Schedule II - Valuation and Qualifying Accounts, is filed with this report and appears on page S-1.

     The Report of Independent Public Accountants on Financial Statement Schedules is filed with this report and appears on page S-2.

     All other  schedules for which  provision is made in Regulation  S-X of the
Securities   and  Exchange   Commission  are  not  required  under  the  related
instructions or are not applicable and, therefore, have been omitted.

     3. Exhibits:

     The following is a list of exhibits filed as part of the Form 10-K:



 EXHIBIT
 NUMBER                               DESCRIPTION
-------- -----------------------------------------------------------------------
2.1       Agreement  and Plan of  Merger  dated  February  24,  1998  among  the
          Registrant  and Preferred  Payment Sys- tems,  Inc.  (incorporated  by reference  to Exhibit 2.2 to the  Registrant's  Annual  Report on Form
          10-K (File No. 000-22751) filed with the SEC on March 31, 1998)

2.2       Agreement  and Plan of  Merger  dated  March 2,  1999  between  Yankee
          Acquisition Corp. and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No.
          000- 22751) filed with the SEC on March 3, 1999)

2.3 Amended and Restated Agreement and Plan of Merger dated March 24, 1999 between Yankee Acquisition Corp. and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form
          8-K (File No. 000-22751) filed with the SEC on March 29, 1999)

3.1       Amended and Restated  Certificate  of  Incorporation  dated August 27,
          1997  (incorporated  by reference  to Exhibit 3.1 to the  Registrant's
          Annual Report on Form 10-K (File No.  000-22751) filed with the SEC on
          March 31, 1998)

3.2 Bylaws of Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-4 (File No. 333-27105)
          filed with the SEC on July 31, 1997)

4.1 Form of Certificate of Common Stock, par value $.01 per share, of the Registrant (incorporated by refer- ence to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-27105)
          filed with the SEC on July 31, 1997)

4.2       Indenture  dated  December  24, 1996  between  OccuSystems  and United
          States  Trust  Company  of New York,  as  Trustee,  (the  "OccuSystems
          Indenture") relating to the 6% Convertible Subordinated Notes due 2001
          (incorporated by reference to Exhibit 4.1 to OccuSystems' Registration
          Statement  on Form S-3 (File No.  333-20933)  as filed with the SEC on
          January 31, 1997)


4.3 First Supplemental Indenture dated August 29, 1997 between OccuSystems, the Registrant and United States Trust Company of New York, as Trust, relating to the 6% Convertible Subordinated Notes due 2001 (incor- porated by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K (File No. 00-22751) filed with the SEC on March 31, 1998)

4.4 Indenture dated as of March 16, 1998 between the Registrant and Chase Bank of Texas, N.A., as Trustee, (the "Concentra Indenture") relating to the 4.5% Convertible Subordinated Notes due 2003 (incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-22751) filed with the SEC on March 30, 1998)

EXHIBIT
NUMBER                                DESCRIPTION
-------- -----------------------------------------------------------------------
4.5       Form of 6% Convertible  Subordinated  Note due 2001,  establishing the terms of the 6% Convertible  Subor- dinated Notes due 2001 pursuant to the OccuSystems  Indenture  (incorporated by reference to Exhibit A to the OccuSystems Indenture which Indenture is incorporated by reference to Exhibit  4.1 to  OccuSystems'  Registration  Statement  on Form S-3
          (File No. 333-20933) as filed with the SEC on January 31, 1997)

4.6 Form of 4.5% Convertible Subordinated Notes due 2003, establishing the terms of the 4.5% Convertible Subordinated Notes due 2003 pursuant to the Concentra Indenture (incorporated by reference to the Regis-trant's Current Report on Form 8-K (File No. 000-22751) filed with the
          SEC on March 30, 1998)

4.7       Certificate of Designation of Series A Junior Participating  Preferred
          Stock  (incorporated  by reference to Exhibit 4.6 to the  Registrant's
          Annual Report on Form 10-K (File No.  000-22751) filed with the SEC on
          March 31, 1998)

4.8       Form  of  Right  Certificate  (included  as  Exhibit  B to the  Rights
          Agreement  filed as  Exhibit  10.2  hereto).  Pur- suant to the Rights
          Agreement, printed Right Certificates will not be delivered until as soon as practicable after the Distribution Date (as defined in the Rights Agreement)

4.9       Registration  Rights  Agreement dated as of March 11, 1998,  among the
          Registrant,  BT Alex.  Brown  Incor-  porated,  BancAmerica  Robertson
          Stephens,  Donaldson,  Lufkin & Jenrette  Securities  Corporation  and
          Piper  Jaffray Inc.  (incorporated  by  reference to the  Registrant's
          Current Report on Form 8-K (File No.  000-22751) filed with the SEC on
          March 30, 1998)

4.10      Registration  Rights  Agreement  dated  as of  March  8,  1994,  among
          Comprehensive  Rehabilitation  Associates,  Inc., J.H.  Whitney & Co.,
          Whitney 1990 Equity Fund, L.P., Whitney  Subordinated Debt Fund, L.P.,
          First  Union  Corporation,  Lois E.  Silverman  and  Donald J.  Larson
          (incorporated  by  reference  to  Exhibit  10.7 to CRA's  Registration
          Statement on Form S-1 (File No.  33-90426) filed with the SEC on March
          17, 1995)

10.1 Amended and Restated Credit Agreement dated as of February 20, 1998, between the Registrant, as Bor- rower, and First Union National Bank, as Administrative Agent, Fleet National Bank, as Documentation Agent, and the banks and financial institutions listed as signatories thereto, as amended by that certain letter agreement dated as of March
          9, 1998, and as further amended by that certain letter agreement dated as of March 12, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K (File No. 000-22751) filed with the SEC on March 31, 1998)

10.2      Purchase  Agreement dated as of March 11, 1998,  among the Registrant,
          BT  Alex.  Brown   Incorporated,   BancAmerica   Robertson   Stephens,
          Donaldson, Lufkin & Jenrette Securities Corporation and Piper Jaffray,
          Inc.  (incorporated by reference to the  Registrant's  Current Form on
          Form 8-K (File No. 000-22751) filed with the SEC on March 30, 1998)

10.3      Rights  Agreement  dated September 29, 1997 between the Registrant and
          ChaseMellon Shareholder Ser- vices, L.L.C. (incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A filed with the SEC on October 1, 1998)

10.4      Concentra   Managed  Care,   Inc.  1997   Long-Term   Incentive   Plan
          (incorporated   by   reference  to  Appendix  G  to  the  Joint  Proxy
          Statement/Prospectus  forming a part of the Registrant's  Registration
          Statement on Form S-4 (File No.  333-27105) filed with the SEC on July
          31, 1997)

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


EXHIBIT
NUMBER                            DESCRIPTION
---------- ---------------------------------------------------------------------
10.7      CRA  Managed  Care,  Inc.  1994  Non-Qualified  Stock  Option Plan for
          Non-Employee  Directors  (incorporated by reference to Exhibit 10.3 to
          CRA's  Registration  Statement on Form S-1 (File No.  33-90426)  filed with the SEC on March 17, 1995)

10.8      CRA Managed Care, Inc. 1994 Non-Qualified Time Acceleration Restricted
          Stock Option Plan  (incorporated by reference to Exhibit 10.5 to CRA's
          Registration  Statement on Form S-1 (File No. 33-90426) filed with the
          SEC on March 17, 1995)

10.9 OccuSystems, Inc. 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to OccuSys- tems' Registration Statement on Form S-1 (File No. 33-79734) filed with the SEC on May 8, 1995)

10.10     First Amended and Restated OccuSystems,  Inc. and its Subsidiaries and
          Affiliates Stock Option and Restricted Stock Purchase Plan dated April
          28, 1992 (incorporated by reference to Exhibit 10.11 to Occu- Systems'
          Registration  Statement on Form S-1 (File No. 33-79734) filed with the
          SEC on May 8, 1995)

10.11     Employment  Agreement dated April 21, 1997, between the Registrant and
          Joseph F. Pesce  (incorporated  by  reference  to Exhibit  10.9 to the
          Registrant's  Registration  Statement on Form S-4 (File No. 333-27105)
          filed with the SEC on July 31, 1997)

10.12     Employment  Agreement dated April 21, 1997, between the Registrant and
          Richard A. Parr II  (incorporated by reference to Exhibit 10.11 to the
          Registrant's  Registration  Statement on Form S-4 (File No. 333-27105)
          filed with the SEC on July 31, 1997)

10.13     Employment  Agreement dated April 21, 1997, between the Registrant and
          W. Tom  Fogarty  (incorporated  by  reference to  Exhibit 10.13 to the
          Registrant's  Registration  Statement on Form S-4 (File No. 333-27105)
          filed with the SEC on July 31, 1997)

10.14     Employment  Agreement dated April 21, 1997, between the Registrant and
          James M. Greenwood (incorpo- rated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-4 (File No. 333-
          27105) filed with the SEC on July 31, 1997)

10.15     Indemnification  Agreement  dated  September  17,  1997,  between  the
          Registrant and Daniel J. Thomas (iden- tical agreements were executed between the Registrant and each of the following: Joseph F. Pesce, Richard A. Parr II, James M. Greenwood, W. Tom Fogarty, Kenneth
          Loffredo,  Mitchell  T.  Rabkin,  George  H.  Con-  rades,  Robert  A.
          Ortenzio,  Lois E.  Silverman,  Paul  B.  Queally,  John  K.  Carlyle)
          (incorporated by reference to Exhibit 10.17 to the Registrant's Annual
          Report on Form 10-K (File No.  000-22751)  filed with the SEC on March
          31, 1998)

10.16 Agreement of Acceptance dated as of July 29, 1997, among the Registrant, Donald J. Larson and Lois E. Silverman (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-4 (File No. 333-27105) filed with the SEC on July 31, 1997)

10.17     Software  License  Agreement  dated  February 10, 1995 between CRA and
          CompReview, Inc. (confidential treatment granted) (incorporated by reference to CRA's Registration Statement on Form S-1 (File No.
          33-90426) filed with the SEC on March 17, 1995)

10.18     Lease  Agreement  dated  January 1, 1994  between the  Registrant  and
          Colonial  Realty Trust for office space  located at 168 U.S.  Route 1,
          Falmouth,  ME 04105  (incorporated  by reference  to Exhibit  10.10 to
          CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)

10.19     Lease  Agreement  dated  January 1, 1994  between the  Registrant  and
          Colonial  Realty Trust for office space  located at 46 Austin  Street,
          Newtonville,  MA 02160  (incorporated by reference to Exhibit 10.11 to
          CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)

10.20     Lease  Agreement  dated  January 1, 1994  between the  Registrant  and
          Colonial  Realty  Trust for office  space  located at 312 Union Wharf,
          Boston, MA 02109  (incorporated by reference to Exhibit 10.17 to CRA's
          Reg- istration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)

10.21     Lease  Agreement  dated  January 1, 1994  between the  Registrant  and
          Colonial Realty Trust for office space located at 565 Turnpike Street,
          North Andover, MA 01845 (incorporated by reference to Exhibit 10.18 to
          CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)

10.22     Lease  Agreement  dated  January 1, 1994  between the  Registrant  and
          Colonial  Realty Trust for office space located at 15A Riverway Place,
          Bedford, NH 03110 (incorporated by reference to Exhibit 10.19 to CRA's
          Registration  Statement on Form S-1 (File No. 33-90426) filed with the
          SEC on March 17, 1995)



EXHIBIT
NUMBER                               DESCRIPTION
---------- ---------------------------------------------------------------------
10.23     Lease  Agreement  dated  January 1, 1994  between the  Registrant  and
          Colonial  Realty  Trust for office  space  located  at 509  Stillwells
          Corner Road, Freehold,  NJ 07728 (incorporated by reference to Exhibit
          10.20 to CRA's Registration  Statement on Form S-1 (File No. 33-90426)
          filed with the SEC on March 17, 1995)

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

10.26     Occupational Medicine Center Management and Consulting Agreement dated
          December 31, 1993,  between Concentra Health Services,  Inc. (formerly
          OccuCenters,   Inc.)  ("CHS")  and  Occupational   Health  Centers  of
          Southwest,  P.A., a Texas  professional  association  (incorporated by reference to Exhibit 10.6 to OccuSys- tems' Annual Report on Form 10-K
          (File No. 0-24440) filed with the SEC on March 29, 1996)

10.27     Occupational Medicine Center Management and Consulting Agreement dated
          December  31, 1993,  between CHS and  Occupational  Health  Centers of
          Southwest, P.A., a Arizona professional association (incorporated by reference to Exhibit 10.7 to OccuSystems' Annual Report on Form 10-K
          (File No. 0-24440) filed with the SEC on March 29, 1996)

10.28     Occupational Medicine Center Management and Consulting Agreement dated
          December 31, 1993, between CHS and Occupational  Health Centers of New
          Jersey,  a  New  Jersey  professional  association   (incorporated  by
          reference to Exhibit 10.8 to  OccuSystems'  Registration  Statement on
          Form S-1 (File No. 33-01660) filed with the SEC on March 28, 1996)

10.29     Warrant  Agreement  dated  January  3, 1995  between  OccuSystems  and
          Creditanstalt-  Bankverein  (incorpora-  tion by  reference to Exhibit
          10.13 to  OccuSystems'  Registration  Statement  on Form S-1 (File No.
          33-01660) filed with the SEC on March 28, 1996)

10.30 Voting Agreement dated May 15, 1997, by and between Lois E. Silverman and Donald J. Larson (incorpo- rated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K (File No. 000-22751) filed with the SEC on March 31, 1998)

10.31     Amendment  No. 1 to Rights  Agreement  dated March 2, 1999 between the
          Registrant and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form
          8-K (File No. 000-22751) filed with the SEC on March 31, 1998)++

+10.32 Amendment No. 1 to Employment Agreement dated January 12, 1999 between the Registrant and Joseph F. Pesce

+10.33 Amendment No. 1 to Employment Agreement dated January 12, 1999 between the Registrant and Richard A. Parr II

+10.34    Employment Agreement dated January 12, 1999 between the Registrant and
          Daniel J. Thomas

+10.35 Amendment No. 1 to Employment Agreement dated January 12, 1999 between the Registrant and W. Tom Fogarty

+10.36 Amendment No. 1 to Employment Agreement dated January 12, 1999 between the Registrant and James M. Greenwood

 10.37 Employment Agreement dated September 17, 1997, between the Registrant and Kenneth Loffredo (incorpo- rated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-22751)
          filed with the SEC on November 13, 1998)

+10.38 Amendment No. 1 to Employment Agreement dated January 12, 1999 between the Registrant and Kenneth Loffredo

10.39     Employment Agreement dated January 12, 1998 between the Registrant and
          Richard D. Rehm, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-22751)
          filed with the SEC on August 13, 1998)

10.40 Employment Agreement dated February 10, 1998 between the Registrant and Stephen Read (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-22751) filed with the SEC on August 13, 1998)

EXHIBIT
NUMBER                           DESCRIPTION
---------- ---------------------------------------------------------------------
10.41     Indemnification  Agreement  dated May 13, 1998 between the  Registrant and Hon.  Willis  D.  Gradison,  Jr.  (identical  agreements  executed between the  Registrant  and Stephen Read (dated  December 16,  1997),
          Rich- ard D. Rehm, M.D.  (dated May 13, 1998),  Eliseo Ruiz III (dated
          May 11, 1998), Scott Henault (dated Sep- tember 17, 1997), Darla Walls
          (dated December 16, 1997),  Jeffrey R. Luber (dated December 16, 1997)
          and  Martha  Kuppens  (dated  December  16,  1997))  (incorporated  by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form
          10-Q (File No. 000-22751) filed with the SEC on August 13, 1998.

+21.1     List of Subsidiaries

+23.1     Consent of Arthur Andersen LLP

+27.1     Financial Data Schedule

--------
+ Filed herewith.

     (b) Reports on Form 8-K.


REPORTS ON FORM 8-K

     During the quarter ended December 31, 1998, the Registrant filed the following Current Reports on Form 8-K:

     (1) On November 20, 1998, the Company filed a Current Report on Form 8-K dated November 18, 1998, reporting under Item 5 (Other Events) the Company's board of directors naming Daniel J. Thomas President and Chief Executive Officer on a permanent basis.

     (2) On October 29, 1998, the Company filed a Current Report on Form 8-K dated October 29, 1998, reporting under Item 5 (Other Events) the earnings for the quarter ended September 30, 1998 for the Company and the Company's formation of a special committee to evaluate strategic alternatives in response to several unsolicited expressions of interest regarding the acquisition of some or all of the Company's common stock.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1998.

                                        CONCENTRA MANAGED CARE, INC.


                                        By:   /s/ Joseph F. Pesce
                                          -------------------------------------
                                              Joseph F. Pesce

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




                SIGNATURE                                  TITLE                       DATE
-----------------------------------------   ----------------------------------   ----------------
           /s/ Daniel J. Thomas                 President, Chief Executive       March 29, 1999
-------------------------------------        Officer and Director (Principal
              Daniel J. Thomas                     Executive Officer)


           /s/ Joseph F. Pesce               Executive Vice President, Chief     March _29, 1999
-------------------------------------         Financial Officer and Treasurer
             Joseph F. Pesce                      (Principal Financial and Account-
                                                       ing Officer)

           /s/ John K. Carlyle                    Chairman and Director          March 29, 1999
-------------------------------------
             John K. Carlyle

            /s/ George H. Conrades                       Director                March 29, 1999
-------------------------------------
            George H. Conrades

       /s/ Hon. Willis D. Gradison, Jr.                  Director                March 29, 1999
-------------------------------------
          Hon. Willis D. Gradison, Jr.

             /s/ Robert A. Ortenzio                      Director                March 29, 1999
-------------------------------------
            Robert A. Ortenzio

          /s/ Mitchell T. Rabkin, M.D.                   Director                March 29, 1999
-------------------------------------
            Mitchell T. Rabkin, M.D.

           /s/ Richard D. Rehm, M.D.                     Director                March 29, 1999
-------------------------------------
              Richard D. Rehm, M.D.

          /s/ Lois E. Silverman                          Director                March 29, 1999
-------------------------------------
            Lois E. Silverman

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Concentra Managed Care, Inc.:

We have audited the accompanying consolidated balance sheets of Concentra Managed Care, Inc. (a Delaware corporation) as of December 31, 1997 and 1998, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concentra Managed Care, Inc. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ ARTHUR ANDERSEN LLP



ARTHUR ANDERSEN LLP
Boston, Massachusetts
February 2, 1999 (except with respect to the matters discussed in Note 14, as to which the date is March 26, 1999)

                         CONCENTRA MANAGED CARE, INC.

                          CONSOLIDATED BALANCE SHEETS





                                                                                                    DECEMBER 31,
                                                                                         ----------------------------------
                                                                                               1997               1998
                                        ASSETS                                           ----------------   ---------------
CURRENT ASSETS:
Cash and cash equivalents ............................................................    $  12,576,000      $ 104,478,000
Marketable securities ................................................................                -          5,000,000
Accounts receivable, net of allowances of $20,460,000 and $21,991,000, respectively...      106,963,000        128,522,000
Prepaid expenses and other current assets ............................................       14,116,000         15,687,000
Prepaid and deferred income taxes ....................................................       12,096,000         14,019,000
                                                                                          -------------      -------------
    Total current assets .............................................................      145,751,000        267,706,000
Land .................................................................................        2,525,000          2,775,000
Buildings and improvements ...........................................................        5,747,000          6,814,000
Leasehold improvements ...............................................................       22,302,000         31,863,000
Computer hardware and software .......................................................       39,529,000         57,025,000
Furniture and equipment ..............................................................       33,951,000         40,937,000
                                                                                          -------------      -------------
Property and equipment, at cost ......................................................      104,054,000        139,414,000
Accumulated depreciation and amortization ............................................      (38,351,000)       (52,478,000)
                                                                                          -------------      -------------
 Property and equipment, net .........................................................       65,703,000         86,936,000
Other assets:
Goodwill, net ........................................................................      259,068,000        277,596,000
Assembled workforce and customer lists, net ..........................................        3,524,000          2,781,000
Marketable securities ................................................................                -         10,583,000
Other assets .........................................................................        8,925,000         11,561,000
                                                                                          -------------      -------------
                                                                                          $ 482,971,000      $ 657,163,000
                                                                                          =============      =============
                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Revolving credit facilities ..........................................................    $  49,000,000      $           -
Current portion of long-term debt ....................................................        7,497,000             55,000
Accounts payable and accrued expenses ................................................       27,525,000         35,743,000
Accrued payroll and related expenses .................................................       20,022,000         25,973,000
Accrued and deferred income taxes ....................................................        4,589,000          3,565,000
                                                                                          -------------      -------------
    Total current liabilities ........................................................      108,633,000         65,336,000
Long-term debt, net of current portion ...............................................      150,103,000        327,870,000
Deferred income taxes ................................................................        7,713,000         13,575,000
Other liabilities ....................................................................       10,081,000         10,507,000
COMMITMENTS AND CONTINGENCIES (see Note 10)
STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value; 20,000,000 authorized; none issued and
 outstanding .........................................................................                -                  -
Common stock - $.01 par value; 100,000,000 authorized; 43,567,686 and
 47,104,412 shares issued and outstanding, respectively ..............................          436,000            471,000
Paid-in capital ......................................................................      257,022,000        270,654,000
Accumulated other comprehensive income - unrealized gain on marketable securities ....                -             60,000
Retained deficit .....................................................................      (51,017,000)       (31,310,000)
                                                                                          -------------      -------------
  Total stockholders' equity .........................................................      206,441,000        239,875,000
                                                                                          -------------      -------------
                                                                                          $ 482,971,000      $ 657,163,000
                                                                                          =============      =============


   The accompanying notes are an integral part of these financial statements.

                         CONCENTRA MANAGED CARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                      YEARS ENDED DECEMBER 31,
                                                                           -----------------------------------------------
                                                                                 1996            1997            1998
                                                                           --------------- --------------- ---------------
REVENUE:
 Health Services .........................................................  $170,035,000    $212,237,000    $265,205,000
 Managed Care Services:
  Specialized cost containment ...........................................    83,784,000     142,919,000     183,734,000
  Field case management ..................................................   118,864,000     138,723,000     167,841,000
                                                                            ------------    ------------    ------------
    Total Managed Care Services ............................................ 202,648,000     281,642,000     351,575,000
                                                                            ------------    ------------    ------------
    Total revenue ........................................................   372,683,000     493,879,000     616,780,000
COST OF SERVICES:
 Health Services .........................................................   130,754,000     158,987,000     205,986,000
 Managed Care Services ...................................................   159,174,000     217,263,000     268,116,000
                                                                            ------------    ------------    ------------
    Total cost of services ...............................................   289,928,000     376,250,000     474,102,000
                                                                            ------------    ------------    ------------
     Total gross profit ..................................................    82,755,000     117,629,000     142,678,000
General and administrative expenses ......................................    33,155,000      40,008,000      45,530,000
Amortization of intangibles ..............................................     3,442,000       5,945,000       8,167,000
Non-recurring charge .....................................................       964,000      38,625,000      33,114,000
                                                                            ------------    ------------    ------------
    Operating income .....................................................    45,194,000      33,051,000      55,867,000
Interest expense .........................................................     3,741,000      12,667,000      18,021,000
Interest income ..........................................................      (859,000)     (2,297,000)     (4,659,000)
Other, net ...............................................................       836,000       1,619,000         711,000
                                                                            ------------    ------------    ------------
    Income before income taxes ...........................................    41,476,000      21,062,000      41,794,000
Provision for income taxes ...............................................    13,437,000      11,062,000      19,308,000
                                                                            ------------    ------------    ------------
Net income ...............................................................  $ 28,039,000    $ 10,000,000    $ 22,486,000
                                                                            ============    ============    ============
Pro forma net income (see Note 4) ........................................  $ 25,309,000    $  7,189,000
                                                                            ============    ============
Basic Earnings Per Share .................................................  $       0.69    $       0.23    $       0.48
                                                                            ============    ============    ============
Basic Pro Forma Earnings Per Share (see Note 4) ..........................  $       0.63    $       0.17
                                                                            ============    ============
 Weighted average common shares outstanding ..............................    40,411,000      42,774,000      46,451,000
                                                                            ============    ============    ============
Diluted Earnings Per Share ...............................................  $       0.65    $       0.22    $       0.47
                                                                            ============    ============    ============
Diluted Pro Forma Earnings Per Share (see Note 4) ........................  $       0.59    $       0.16
                                                                            ============    ============
 Weighted average common shares and common share equivalents outstanding .    43,344,000      46,895,000      47,827,000
                                                                            ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                         CONCENTRA MANAGED CARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                         YEARS ENDED DECEMBER 31,
                                                                          ------------------------------------------------------
                                                                                1996               1997               1998
                                                                          ----------------   ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ...........................................................    $   28,039,000     $   10,000,000     $  22,486,000
 Adjustments to reconcile net income to net cash provided by come
  (used in) operating activities: .....................................
 Depreciation of property and equipment ...............................         6,706,000         10,798,000        15,045,000
 Amortization and write-off of intangibles ............................         3,442,000          5,945,000         8,167,000
 Amortization of deferred compensation ................................                 -            562,000           805,000
 Amortization and write-off of start-up costs .........................           322,000          2,845,000                 -
 Amortization of deferred finance costs and debt discount .............            58,000            777,000         1,699,000
 Change in assets and liabilities:
  Accounts receivable .................................................       (14,967,000)       (27,381,000)      (19,993,000)
  Prepaid expenses and other assets ...................................        (5,330,000)       (15,827,000)        1,421,000
  Accounts payable, accrued expenses and income taxes .................        (2,675,000)        12,019,000         8,265,000
                                                                           --------------     --------------     -------------
   Net cash provided by (used in) operating activities ................        15,595,000           (262,000)       37,895,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions, net of cash acquired ...................................       (68,805,000)      (102,093,000)      (18,070,000)
 Purchase of property and equipment ...................................       (24,024,000)       (26,346,000)      (34,395,000)
 Sale (purchase) of investments, net ..................................       (12,045,000)        12,045,000       (15,523,000)
 Proceeds from sale of property and equipment and other ...............            21,000            626,000           440,000
                                                                           --------------     --------------     -------------
   Net cash used in investing activities ..............................      (104,853,000)      (115,768,000)      (67,548,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings (payments) under revolving credit facilities, net .........         1,400,000         43,300,000       (49,000,000)
 Proceeds from the issuance of long-term debt .........................       158,739,000         26,489,000       230,000,000
 Payment of deferred financing costs ..................................        (1,226,000)          (596,000)       (6,411,000)
 Repayments of long-term debt .........................................       (37,220,000)        (5,071,000)      (49,581,000)
 Net proceeds from the issuance of common stock under employee
  stock purchase and option plans .....................................        57,082,000         10,023,000        14,403,000
 Payments to dissenting shareholders ..................................                 -                  -       (15,047,000)
 Dividends and distributions to shareholders ..........................       (42,671,000)        (3,760,000)       (2,809,000)
                                                                           --------------     --------------     -------------
   Net cash provided by financing activities ..........................       136,104,000         70,385,000       121,555,000
                                                                           --------------     --------------     -------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS .....................................................        46,846,000        (45,645,000)       91,902,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..........................        11,375,000         58,221,000        12,576,000
                                                                           --------------     --------------     -------------
CASH AND CASH EQUIVALENTS, END OF YEAR ................................    $   58,221,000     $   12,576,000     $ 104,478,000
                                                                           ==============     ==============     =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid ........................................................    $    3,316,000     $   11,941,000     $  13,912,000
 Income taxes paid ....................................................    $    8,557,000     $   12,305,000     $  15,961,000
 Conversion of notes payable into common stock ........................    $      825,000     $      691,000     $  10,094,000
 Liabilities and debt assumed in acquisitions .........................    $    9,030,000     $   13,242,000     $   8,386,000

   The accompanying notes are an integral part of these financial statements.

                         CONCENTRA MANAGED CARE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                     $0.01 PAR VALUE          PAID-IN
                                                       COMMON STOCK            CAPITAL
                                                -------------------------- ---------------
                                                    NUMBER
                                                   OF SHARES      VALUE
                                                -------------- -----------

BALANCE, DECEMBER 31, 1995 ....................  34,772,833     $347,000   $151,385,000
Sale of Common Stock ..........................   2,143,200       21,000     51,819,000
Common Stock issued in connection
 with acquisitions ............................     715,246        7,000      6,725,000
Common Stock issued under employee
 stock purchase and option plans and
 related tax benefit ..........................     683,076        7,000      7,735,000
Exercise of Common Stock warrants .............     151,111        2,000      1,062,000
Conversion of notes payable into
 Common Stock .................................     105,983        1,000        824,000
Conversion of debenture payable into
 Common Stock .................................   1,854,141       19,000     14,766,000
Dividends and shareholder distributions
 by pooled companies ..........................           -            -              -
Net income ....................................           -            -              -
                                                 ----------     --------   ------------
BALANCE, DECEMBER 31, 1996 ....................  40,425,590      404,000    234,316,000
Common Stock issued in connection
 with acquisitions ............................   2,162,995       22,000     11,441,000
Common Stock issued under employee
 stock purchase and option plans and
 related tax benefit ..........................     897,530        9,000     10,013,000
Amortization of deferred compensation .........           -            -        562,000
Conversion of notes payable into
 Common Stock .................................      81,571        1,000        690,000
Dividends and shareholder distributions
 by pooled companies ..........................           -            -              -
Net income ....................................           -            -              -
                                                 ----------     --------   ------------
BALANCE, DECEMBER 31, 1997 ....................  43,567,686      436,000    257,022,000
Comprehensive net income:
Net income ....................................           -            -              -
Unrealized gain on marketable securities                  -            -              -
                                                 ----------     --------   ------------
Comprehensive net income ......................           -            -              -
Common Stock issued in connection
 with acquisitions ............................     430,750        4,000      3,408,000
Common Stock issued under employee
 stock purchase and option plans and
 related tax benefit ..........................     841,260        9,000     14,394,000
Amortization of deferred compensation .........           -            -        805,000
Conversion of notes payable into
 Common Stock .................................   2,735,387       27,000     10,067,000
Dividends and shareholder distributions
 by pooled companies ..........................           -            -              -
Payments to dissenting shareholders ...........    (470,671)      (5,000)   (15,042,000)
                                                 ----------     --------   ------------
BALANCE, DECEMBER 31, 1998 ....................  47,104,412     $471,000   $270,654,000
                                                 ==========     ========   ============



                                                  ACCUMULATED
                                                     OTHER
                                                 COMPREHENSIVE       RETAINED       STOCKHOLDERS'
                                                     INCOME          DEFICIT           EQUITY
                                                --------------- ----------------- ----------------

BALANCE, DECEMBER 31, 1995 .................... $     -       ($ 42,349,000)      $109,383,000
Sale of Common Stock ..........................             -             -         51,840,000
Common Stock issued in connection
 with acquisitions ............................             -       407,000          7,139,000
Common Stock issued under employee
 stock purchase and option plans and
 related tax benefit ..........................             -             -          7,742,000
Exercise of Common Stock warrants .............             -             -          1,064,000
Conversion of notes payable into
 Common Stock .................................             -             -            825,000
Conversion of debenture payable into
 Common Stock .................................             -             -         14,785,000
Dividends and shareholder distributions
 by pooled companies ..........................             -   (42,671,000)       (42,671,000)
Net income ....................................             -    28,039,000         28,039,000
                                                      -------   -------------     ------------
BALANCE, DECEMBER 31, 1996 ....................             -   (56,574,000)       178,146,000
Common Stock issued in connection
 with acquisitions ............................             -      (969,000)        10,494,000
Common Stock issued under employee
 stock purchase and option plans and
 related tax benefit ..........................             -             -         10,022,000
Amortization of deferred compensation .........             -             -            562,000
Conversion of notes payable into
 Common Stock .................................             -             -            691,000
Dividends and shareholder distributions
 by pooled companies ..........................             -    (3,474,000)        (3,474,000)
Net income ....................................             -    10,000,000         10,000,000
                                                      -------   -------------     ------------
BALANCE, DECEMBER 31, 1997 ....................             -   (51,017,000)       206,441,000
Comprehensive net income:
Net income ....................................             -    22,486,000         22,486,000
Unrealized gain on marketable securities               60,000             -             60,000
                                                      -------   -------------     ------------
Comprehensive net income ......................        60,000    22,486,000         22,546,000
Common Stock issued in connection
 with acquisitions ............................             -        30,000          3,442,000
Common Stock issued under employee
 stock purchase and option plans and
 related tax benefit ..........................             -             -         14,403,000
Amortization of deferred compensation .........             -             -            805,000
Conversion of notes payable into
 Common Stock .................................             -             -         10,094,000
Dividends and shareholder distributions
 by pooled companies ..........................             -    (2,809,000)        (2,809,000)
Payments to dissenting shareholders ...........             -             -        (15,047,000)
                                                      -------   -------------     ------------
BALANCE, DECEMBER 31, 1998 ....................       $60,000 ($ 31,310,000)      $239,875,000
                                                      =======  ==============     ============

   The accompanying notes are an integral part of these financial statements.

                         CONCENTRA MANAGED CARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION

     On August 29, 1997, Concentra Managed Care, Inc. ("Concentra" or the "Company"), a Delaware corporation, was formed by the merger (the "1997 Merger") of CRA Managed Care, Inc. ("CRA") and OccuSystems, Inc. ("OccuSystems"). As a result of the 1997 Merger, CRA changed its name to Concentra Managed Care Services, Inc. ("Managed Care Services") and OccuCenters, Inc., the operating subsidiary of OccuSystems, changed its name to Concentra Health Services, Inc. ("Health Services"). The 1997 Merger was a tax-free stock for stock exchange accounted for as a pooling of interests. The Company recorded a non-recurring charge of  $38,625,000  in the third  quarter of 1997  associated  with the 1997
Merger.   The  utilization  of  this  charge  through  December  31,  1998,  was approximately $11,569,000 for professional fees and services, $16,216,000 in costs associated with personnel reductions and the consolidation of CRA's and OccuSystems' employee benefits, $5,945,000 in facility consolidations and closings, $2,541,000 for the write-off of start-up costs and $2,354,000 of other charges. At December 31, 1997, approximately $7,527,000 of the non-recurring charge remains primarily related to personnel related charges and facility consolidations and closings.

     On February 24, 1998, the Company acquired all of the outstanding common stock of Preferred Payment Systems, Inc. ("PPS") of Naperville, Illinois, in exchange for approximately 7,100,000 shares of Concentra common stock, the assumption of PPS options totaling approximately 580,000 shares of Concentra common stock, the payment of approximately $15,047,000 in cash to dissenting PPS shareholders and the assumption of approximately $49,000,000 of debt which was repaid at the time of the merger. This merger was accounted for as a pooling of interests. In the first quarter of 1998, the Company recorded a non-recurring charge of $12,600,000 primarily associated with the merger of PPS. The utilization of this charge through December 31, 1998, was approximately $5,136,000 for professional fees and services, $2,355,000 in costs associated with personnel reductions, $746,000 in facility consolidations and closings, $1,627,000 associated with the write-off of deferred financing fees on PPS indebtedness retired and $1,264,000 of other non-recurring costs. At December 31, 1998, approximately $1,472,000 of the non-recurring charge remains primarily related to remaining facility lease obligations. PPS, founded in 1990, is a provider of retrospective bill review services for the group healthcare market.

     In the fourth quarter of 1998, the Company recorded a non-recurring charge of $20,514,000 primarily associated with the reorganization of its Managed Care Services division to improve efficiency through facility consolidations and related headcount reductions, to recognize an impairment loss on the intangible related to an acquired contract and costs associated with settling claims on other expired contracts. The utilization of this charge through December 31, 1998, was approximately $7,416,000 in charges related to the recognition of an impairment loss on the intangible related to an acquired contract, $2,490,000 in costs associated with personnel reductions and $1,140,000 in facility consolidations. At December 31, 1998, approximately $9,468,000 of the non-recurring charge remains primarily related to remaining facility lease obligations and costs associated with settling claims on other expired contracts.

     The financial statements as of December 31, 1997 and for the years ended December 31, 1996 and 1997 have been restated to reflect the merger of PPS in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16").


(2) SIGNIFICANT ACQUISITIONS

     Managed Care Services has experienced a significant amount of its growth by virtue of the acquisitions of FOCUS HealthCare Management, Inc. ("FOCUS"), Prompt Associates, Inc. ("PROMPT"), First Notice Systems, Inc. ("FNS"), About Health, Inc. ("ABOUT HEALTH") and several other smaller acquisitions. Health Services has also experienced a significant amount of its growth from the acquisition of practices, including the acquisition of 16 occupational medical centers and contracts to manage four additional medical centers from Vencor, Inc. ("VMC").

     On April 2, 1996, the Company purchased FOCUS for $21,000,000 in cash. FOCUS, based in Brentwood, Tennessee, has built and maintains one of the nation's largest workers' compensation preferred provider organization ("PPO") networks and had annual revenues of approximately $9,900,000 for the year ended December 31, 1995.

     On October 29, 1996, the Company purchased PROMPT for $30,000,000 in cash. PROMPT, which is based in Salt Lake City, Utah, is one of the leading providers of hospital bill audit services to the group health payor community for claims that fall outside of an indemnity carrier's, third-party administrator's ("TPA") or health maintenance organization's ("HMO") network of hospital or outpatient facilities and had annual revenues of approximately $10,000,000 for the year ended December 31, 1995.

     On June 4, 1997, the Company purchased FNS for $40,000,000 in cash. FNS, based in Boston, Massachusetts, is a leading provider of outsourced call reporting for first notice of loss/injury to the automobile insurance and workers' compensation industries and had annual revenues of approximately $9,000,000 for the year ended December 31, 1996.

     PPS acquired ABOUT HEALTH in a two-step transaction on August 1, 1997 and October 31, 1997 for $25,800,000 in cash and $9,733,000 in equity. ABOUT HEALTH, based in Rockville, Maryland, is a provider of specialized cost containment and outsourcing services for healthcare payors and had annual revenues of approximately $10,000,000 for the year ended December 31, 1996.

     On September 30, 1997, the Company purchased 16 occupational medical centers and the management of four additional medical centers from VMC for approximately $27,000,000 in cash. These medical centers had annual revenues of approximately $23,000,000 for the year ended December 31, 1996.

     The acquisitions of FOCUS, PROMPT, FNS, ABOUT HEALTH and VMC have been accounted for by the Company as purchases whereby the basis for accounting for their assets and liabilities are based upon their fair values at the dates of acquisition. The excess of the purchase price over fair value of net assets acquired (goodwill and assembled workforce and customer lists, if applicable) for the FOCUS, PROMPT, FNS, ABOUT HEALTH and VMC acquisitions was $19,900,000, $29,550,000, $37,001,000, $34,291,000 and $29,585,000, respectively. Goodwill is being amortized over thirty to forty year periods and assembled workforce and customer lists are being amortized over five- and seven-year periods, respectively.


(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


(A) CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

     Physician and physical therapy services are provided at the Health Services centers under management agreements with affiliated physician associations (the "Physician Groups"), which are organized professional corporations that hire licensed physicians and physical therapists to provide medical services to the centers' patients. Since Health Services effectively controls the Physician Groups, Health Services results of operations reflect the revenues generated by the Physician Groups and the costs associated with the delivery of their services. The financial statements of the Physician Groups are consolidated because Health Services has unilateral control over the assets and operations of the Physician Groups and, notwithstanding the lack of technical majority ownership, consolidation of the Physician Groups with Health Services is necessary to present fairly the financial position and results of operations of Health Services due to the existence of a parent-subsidiary relationship by means other than record ownership of the Physician Group's voting stock. The shareholders of the Physician Groups are the physician leaders of Health Services and are employed by Health Services or one of its wholly-owned subsidiaries. Through a shareholder agreement, Health Services restricts any transfer of Physician Group ownership without its consent and can require the holder of such shares to transfer ownership to a Health Services designee upon the occurrence of certain events, including but not limited to the cessation of employment. Control of the Physician Groups is perpetual due to the nature of the relationship and the management agreements between the entities. The employed physicians do not control fee schedules, payor contracts or employment decisions regarding personnel. The risk of loss for billed services provided by the Physician Groups resides ultimately with Health Services as Concentra is required to provide financial support on an as-needed basis.


(B) CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. The carrying amount approximates fair value due to the short maturity of those instruments.

(C) REVENUE RECOGNITION

     The Company recognizes revenue primarily as services have been rendered based on time and expenses incurred. A certain portion of the Company's revenues are derived from fee schedule auditing which is based on the number of charges reviewed and based on a percentage of savings achieved for the Company's customers. In these circumstances, the customer is obligated to pay the Company when the services have been rendered and the savings identified. During the fee schedule audit process (i.e., medical bill review), each bill reviewed and audited is returned to the customer accompanied by an Explanation of Benefit ("EOB"). The EOB details the total savings with respect to the bill being reviewed as well as the amount owed to the Company as a percentage of savings identified and the line charge associated with the bill being reviewed.


     Insurance claims are screened by PPS and PROMPT prior to the insurance company's internal review procedures to determine if the claims should be further negotiated or are payable by the insurance company. During the insurance company's review process, some claims have pre-existing PPO or HMO arrangements, or other pre-existing conditions and disqualifying situations. When these situations occur, a refund (chargeback) is requested for the amounts paid (invoiced) on these claims. PPS and PROMPT's policies are to record a sales allowance as an offset to revenues and accounts receivable based upon the historical tracking of discounts and chargebacks at the time the claims are modeled. A portion of the allowance for doubtful accounts attributable to PPS and PROMPT is based on historical experience of ineligible claims which are either charged back or given a negotiated discount. PPS and PROMPT utilize several methods to project unpresented discounts and chargebacks including a tracking of the actual experience of contractual discounts. Other factors that affect collectability and bad debts for each service line are also evaluated and additional allowance amounts are provided as necessary.

     Accounts receivable at December 31, 1997 and 1998 include $4,500,000 of unbilled accounts receivable relating to services rendered during the period but not invoiced until after the period-end. These unbilled accounts receivable relate primarily to field case management services, which are billed on an hourly basis, whereby the Company has not yet provided a sufficient amount of services to warrant the generation of an invoice. The customers are obligated to pay for the services once performed. The Company estimates unbilled accounts receivable by tracking and monitoring its historical experience.


(D) DEPRECIATION

     The Company provides for depreciation on property and equipment using straight-line and accelerated methods by charges to operations in amounts that allocate the cost of depreciable assets over their estimated lives as follows:



ASSET CLASSIFICATION                           ESTIMATED USEFUL LIFE
-------------------------------   -----------------------------------------------
Furniture and fixtures                                7 Years
Office and computer equipment                       3 - 7 Years
Buildings and improvements                         30 - 40 Years
Leasehold improvements            The shorter of the life of lease or asset life

(E) INTANGIBLE ASSETS

     The value of goodwill, assembled workforces and customer lists are recorded at cost at the date of acquisition. Goodwill, including any excess arising from earn-out payments, is being amortized on a straight-line basis over 30 to 40-year periods in accordance with Accounting Principles Board Opinion No. 17 ("APB No. 17"), "Intangible Assets". The Company believes that the life of the core businesses acquired and the delivery of occupational healthcare services is indeterminate and likely to exceed 40 years. The assembled workforces and customer lists are being amortized over five- and seven-year periods, respectively. As of December 31, 1997 and 1998, the Company recorded accumulated amortization on intangible assets of $29,871,000 and $38,038,000, respectively.

     Subsequent to an acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate that the remaining balance of goodwill may not be recoverable or that the remaining useful life may warrant revision. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted cash flows over the remaining life of the goodwill and compares it to the business segment's goodwill balance to determine whether the goodwill is recoverable or if impairment exists, in which case an adjustment is made to the carrying value of the asset to reduce it to its fair value based upon the present value of the future cash flows. When an adjustment is required the Company evaluates the remaining goodwill amortization using the factors outlined in APB No. 17.


(F) DEFERRED FINANCE COSTS

     The Company has capitalized costs associated primarily with the 6% and 4.5% Convertible Subordinated Notes and the PPS indebtedness (written-off at the time of the merger and retirement of PPS indebtedness) and is amortizing these as interest expense over the life of the notes. Included in other assets at December 31, 1997 and 1998 were deferred finance costs, net of accumulated amortization, of $4,515,000 and $7,592,000, respectively.


(G) DEFERRED START-UP COSTS

     Prior to the 1997 Merger, Health Services capitalized the start-up costs associated with the internal development of its medical centers until operational and would amortize these costs over a three-year period. The American Institute of Certified Public Accountants issued Statement of Opinion 98-5, "Accounting for Start Up Costs" in April 1998, to change the accounting and reporting treatment of start-up costs to require start-up costs to be expensed as incurred. As a result of this pending change in accounting principle, the Company wrote-off deferred start-up costs of approximately $2,541,000 and included this in the third quarter of 1997 non-recurring charge.



(H) FOREIGN CURRENCY TRANSLATION

     All assets and liabilities of the Company's Canadian offices are translated at the year-end exchange rate while revenues and expenses are translated at the average exchange rate for the year. Cumulative translation adjustments were immaterial for the years ended December 31, 1996, 1997 and 1998.


(I) USE OF ESTIMATES

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


(J) RECLASSIFICATIONS

     Certain amounts previously reported in CRA's and OccuSystems' 1996 consolidated financial statements and PPS' 1996 and 1997 consolidated financial statements have been reclassified to conform to the presentation in the 1998 consolidated financial statements.


(K) NEW ACCOUNTING PRONOUNCEMENTS

     In the first quarter of 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income for the Company includes unrealized gains on marketable securities in addition to net income as reported in the Company's Consolidated Statements of Stockholders' Equity and in the Stockholders' Equity section of the Company's Consolidated Balance Sheets.

     In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires the reporting of financial and descriptive information about a company's reportable operating segments. Operating segments are components of an enterprise's separate financial information that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance of that component. The statement requires reporting segment profit or loss, certain specific revenue and expense items, and segment assets. See Note 13 - Segment Information for disclosure


(4) PRO FORMA NET INCOME AND PRO FORMA EARNINGS PER SHARE

     Pro forma net income and basic and diluted pro forma earnings per share for the years ended December 31, 1996 and 1997 have been calculated as if the merger of PPS had been subject to federal and state income taxes for the entire period, based upon an effective tax rate indicative of the statutory rates in effect. Prior to its merger, PPS elected to be taxed as an S corporation, and accordingly, was not subject to federal and state income taxes in certain jurisdictions.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which supersedes Accounting Principles Board Opinion No. 15. SFAS 128 establishes new accounting standards for the presentation of earnings per share whereby primary earnings per share is replaced with "Basic Earnings Per Share" and fully diluted earnings per share is now called "Diluted Earnings Per Share". In accordance with SFAS 128, Basic Earnings Per Share has been computed by dividing reported net income by weighted average common shares outstanding and Diluted Earnings Per Share has been computed assuming, if dilutive, the conversion of the Company's convertible notes and the elimination of the related interest expense and the exercise of stock options, net of their related income tax effect.

     Basic and diluted earnings per share for the years ended December 31, 1996, 1997 and 1998 are as follows:



                                                                             1996               1997               1998
                                                                       ----------------   ----------------   ----------------
BASIC EARNINGS PER SHARE:
 Net income available to shareholders ..............................     $ 28,039,000       $ 10,000,000       $ 22,486,000
                                                                         ============       ============       ============
 Pro forma net income available to shareholders (1) ................     $ 25,309,000       $  7,189,000
                                                                         ============       ============
 Weighted average common shares outstanding ........................       40,411,000         42,774,000         46,451,000
                                                                         ============       ============       ============

 Basic earnings per share ..........................................     $       0.69       $       0.23       $       0.48
                                                                         ============       ============       ============
 Basic pro forma earnings per share (1) ............................     $       0.63       $       0.17
                                                                         ============       ============

DILUTED EARNINGS PER SHARE:
Net income available to shareholders ...............................     $ 28,039,000       $ 10,000,000       $ 22,486,000
 Interest on dilutive convertible notes, net of tax ................          290,000            308,000             52,000
                                                                         ------------       ------------       ------------
Diluted net income .................................................     $ 28,329,000       $ 10,308,000       $ 22,538,000
                                                                         ============       ============       ============
Pro forma net income available to shareholders (1) .................     $ 25,309,000       $  7,189,000
 Interest on dilutive convertible notes, net of tax ................          290,000            308,000
                                                                         ------------       ------------
Diluted pro forma net income (1) ...................................     $ 25,599,000       $  7,497,000
                                                                         ============       ============
Weighted average common shares outstanding .........................       40,411,000         42,774,000         46,451,000
 Dilutive options, warrants and notes payable ......................        2,026,000          1,399,000          1,028,000
 Dilutive convertible notes (2) ....................................          907,000          2,722,000            348,000
                                                                         ------------       ------------       ------------
Weighted average common shares and equivalents outstanding .........       43,344,000         46,895,000         47,827,000
                                                                         ============       ============       ============
Diluted earnings per share .........................................     $       0.65       $       0.22       $       0.47
                                                                         ============       ============       ============
Diluted pro forma earnings per share (1) ...........................     $       0.59       $       0.16
                                                                         ============       ============

--------
(1) Pro forma net income and basic and diluted pro forma earnings per share for the years ended December 31, 1996 and 1997 have been calculated as if PPS had been subject to federal and state income taxes for the entire period, based upon an effective tax rate indicative of the statutory rates in effect. Prior to its merger with the Company, PPS elected to be taxed as an S corporation and, accordingly, was not subject to federal and state income taxes in certain jurisdictions.

(2) Excludes common stock equivalents of 3,291,243 shares of Common Stock related to the 6% Convertible Subordinated Notes issued in December 1996 and 5,575,758 shares of Common Stock related to the 4.5% Convertible Subordinated Notes issued in March and April 1998 as they are anti-dilutive for the applicable years presented.


(5) REVOLVING CREDIT FACILITIES

     On September 17, 1997, the Company entered into the $100,000,000 Senior Credit Facility with a syndicate of five banks ("Senior Credit Facility"), replacing the $60,000,000 Managed Care Services Credit Facility, ("MCS Credit Facility") and the $60,000,000 Health Services Credit Facility, ("HS Credit Facility"). The Senior Credit Facility matures on September 17, 2002. Interest on borrowings under the Senior Credit Facility is payable, at the Company's option, at the higher of the bank's prime rate of interest or the federal funds rate plus an additional percentage of 0.5%, or LIBOR plus an additional percentage of up to 1.25%, depending on certain financial criteria. The Company is required to pay a commitment fee of 0.125% to 0.25% per annum, depending on certain financial criteria, on the unused portion of the Senior Credit Facility.

     On February 23, 1998, the Company signed an amendment to expand the Company's borrowing capacity under the Senior Credit Facility to $200,000,000 under similar terms and conditions in order to finance the repayment of $49,000,000 of PPS outstanding indebtedness (the PPS Credit Facility and 10% Subordinated Notes). On March 11, 1998, the Senior Credit Facility borrowing capacity was reduced to the original $100,000,000 amount.

     The Senior Credit Facility contains customary covenants, including, without limitation, restrictions on the incurrence of indebtedness, the sale of assets, certain mergers and acquisitions, the payment of dividends on the Company's capital stock, the repurchase or redemption of capital stock, transactions with affiliates, investments, capital expenditures and changes in control of the Company. Under the Senior Credit Facility, the Company is also required to satisfy certain financial covenants, such as cash flow, capital expenditures and other financial ratio tests including fixed charge coverage ratios. The Company's obligations under the Senior Credit Facility are secured by a pledge of stock in the Company's subsidiaries.

     As a result of the fourth quarter 1998 non-recurring charge, the Company was not in compliance with certain leverage ratio covenants under the Senior Credit Facility in the fourth quarter of 1998 and the Company expects it will not be in compliance with those covenants in the first quarter of 1999. The Company received a waiver on all financial covenants through the first quarter of 1999. The Company does not have any borrowings outstanding under the Senior Credit Facility and does not anticipate the need to borrow under the Senior Credit Facility for the next twelve months.

     At December 31, 1997, the Company had borrowings under the Senior Credit Facility of $49,000,000, at an average rate of interest of 6.94%. At December 31, 1998, the Company had no borrowings and $3,050,000 of letters of credit outstanding under the Senior Credit Facility. For the years ended December 31, 1996, 1997 and 1998, the weighted average borrowings under these revolving credit facilities were $8,184,000, $9,615,000 and $14,205,000, respectively, and the weighted average interest rates were 6.94%, 7.31% and 7.69%, respectively.


(6) LONG-TERM DEBT

     Long-term debt consists of the following at December 31:




                                                                              1997               1998
                                                                       -----------------   ----------------
4.5% Convertible Subordinated Notes, interest at 4.5%, due March
 2003 ..............................................................     $           -      $ 230,000,000
6% Convertible Subordinated Notes, interest at 6%, due December
 2001 ..............................................................        97,750,000         97,750,000
Notes payable to various holders, interest ranging from 8.8% to 10%,
 payable in installments through 2005 ..............................           308,000            119,000
Obligations under capital leases ...................................           542,000             56,000
PPS indebtedness:
 PPS Term Loan .....................................................        42,000,000                  -
 5% Convertible Subordinated Notes due August 2006 .................        10,000,000                  -
 10% Subordinated Notes due August 2003 ............................         7,000,000                  -
                                                                         -------------      -------------
                                                                           157,600,000        327,925,000
Less: Current maturities ...........................................        (7,497,000)           (55,000)
                                                                         -------------      -------------
 Long-term debt, net of current maturities .........................     $ 150,103,000      $ 327,870,000
                                                                         =============      =============

     On March 11, 1998, the Company issued a new issue of $200,000,000 aggregate principal amount of 4.5% Convertible Subordinated Notes due March 15, 2003 (the "4.5% Convertible Subordinated Notes"). On April 6, 1998, the underwriters exercised the $30,000,000 overallotment provision. The 4.5% Convertible Subordinated Notes will be convertible into 5,575,758 shares of Common Stock, at the option of the holder, at a conversion price of $41.25 per share, representing a conversion premium of 25% over the previous day's closing price. The 4.5% Convertible Subordinated Notes are general unsecured obligations of the Company ranking equal in right of payment with the 6% Convertible Subordinated Notes and all other unsecured indebtedness of the Company. In addition, the Company is a holding company that conducts all of its operations through subsidiaries, and the 4.5% Convertible Subordinated Notes and the 6% Convertible Subordinated Notes are structurally subordinate to all obligations of the Company's subsidiaries. The 4.5% Convertible Subordinated Notes were sold through a private placement under Rule 144A of the Securities Act of 1933, as amended and have similar terms and conditions as the 6% Convertible Subordinated Notes.

     In December 1996, Health Services issued an aggregate of up to $97,750,000 in principal amount of 6% Convertible Subordinated Notes ("6% Convertible Subordinated Notes"). The 6% Convertible Subordinated Notes will be convertible into 3,291,243 shares of Common Stock at the initial conversion price of $29.70 per share (equivalent to a conversion rate of 33.67 shares per $1,000 principal amount of 6% Convertible Subordinated Notes), subject to adjustment in certain events. The notes are convertible into Common Stock at the option of the holder on or after February through December 2001. The 6% Convertible Subordinated Notes will mature on December 15, 2001 with interest being payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 1997.

     On August 31, 1996, PPS completed a series of transactions involving funds managed by a private equity firm and senior officers of PPS (the "1996 Transaction"). In connection with the 1996 Transaction, the private equity firm invested $17,000,000 to acquire $10,000,000 in 5% Convertible Subordinated Notes due August 2006 (the "5% Convertible Subordinated Notes") and $7,000,000 of 10% Subordinated Notes due August 2003 (the "10% Subordinated Notes"). PPS also entered into a credit facility with a syndicate of two banks, which provided for $25,000,000 of senior debt, $20,000,000 of which was in the form of a term loan and $5,000,000 of which was available pursuant to a line of credit. PPS, in turn, used the net proceeds from these financing transactions to make distributions to its stockholders in an aggregate amount of approximately $36,000,000.

     On July 31, 1997, in connection  with the  acquisition of ABOUT HEALTH (see
Note 2), PPS entered into an amended and restated credit facility (as so amended and restated, the "PPS Term Loan") to increase the term loan portion by $26.5 million. The Company is obligated to make quarterly principal and interest payments on the term loan (bearing interest of 8.0% and 7.8% at December 31, 1996 and 1997, respectively) and quarterly interest payments on the line of credit (bearing interest at 9.25% and 9.0% at December 31, 1996 and 1997, respectively).

     The 10% Subordinated Notes bear interest at 10% per annum, payable quarterly. Beginning February 2002, the Company is required to make semiannual principal payments on the 10% Subordinated Notes of $1.7 million. Under the 10% Subordinated Loan Agreement, the Company is required to prepay the 10%
Subordinated Notes in whole upon a qualifying public offering, sale of the Company, or other change in control, as defined.

     The 5% Convertible Subordinated Notes are convertible at any time by the holder into 10,000 shares of PPS Redeemable Preferred Stock and 10,000 shares of PPS Convertible Preferred Stock. The 5% Convertible Subordinated Notes mature in August 2006, subject to the right of the holders to accelerate the maturity of the 5% Convertible Subordinated Notes upon a public equity offering, a qualifying sale of the Company, or a merger resulting in a change in majority ownership of the Company. The 5% Convertible Subordinated Notes bear interest at 5%, 2% being payable quarterly and 3% being deferred and payable upon redemption or maturity.

     On February 24, 1998, in connection with the merger of PPS, Concentra repaid $49,000,000 of PPS indebtedness (the PPS Term Loan and 10% Subordinated Notes) and the 5% Convertible Subordinated Notes were converted into 2,721,904 shares of Concentra Common Stock.


(7) FINANCIAL INSTRUMENTS

     Effective December 31, 1995, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments". This statement requires entities to disclose the fair value of their financial instruments, both assets and liabilities, on- and off-balance sheet, for which it is practicable to estimate fair value. The following describes the methods and assumptions that were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

     The Company's marketable securities are held as available for sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

     The following is a summary of marketable securities with a maturity of greater than 90 days as of December 31, 1998:



                                                 AMORTIZED       UNREALIZED     UNREALIZED          FAIR
                                                    COST            GAINS        (LOSSES)          VALUE
                                              ---------------   ------------   ------------   ---------------
U.S. government securities ................    $ 10,523,000       $ 62,000      ($  2,000)     $ 10,583,000
Corporate debt securities .................       3,000,000              -              -         3,000,000
Other debt securities .....................       2,000,000              -              -         2,000,000
                                               ------------       --------       --------      ------------
                                               $ 15,523,000       $ 62,000      ($  2,000)     $ 15,583,000
                                               ============       ========       ========      ============
Marketable securities, noncurrent .........    $ 10,523,000       $ 62,000      ($  2,000)     $ 10,583,000
                                               ============       ========       ========      ============

     The average maturity of the Company's marketable securities as of December 31, 1998 was approximately 20 months.

     Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable and marketable securities. Mitigating factors related to the Company's accounts receivable are that they are spread over a large customer base and various product lines the Company offers. Further, the Company does monitor the financial performance and credit worthiness of its large customers. Mitigating factors related to the Company's marketable securities are that they are primarily U.S. government securities and corporate bonds and notes, with strong credit ratings. The Company limits the amount of its investment exposure as to institution, maturity and investment type.

     The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses approximate fair value because of the short maturity of those instruments. The credit facilities approximate fair value primarily due to the floating interest rates associated with those debt instruments.

     The fair value of the Company's 6% Convertible Subordinated Notes was $125,120,000 and $83,088,000 as of December 31, 1997 and 1998 and the Company's
4.5% Convertible Subordinated Notes was $173,650,000 as of December 31, 1998. The fair market values of the convertible subordinated notes are the average of the NASDAQ's bid and ask amounts as of the respective year end. As of December 31, 1997, the approximate fair value of the 5% Convertible Subordinated Notes is $15,700,000. Although the interest rate on the 10% Subordinated Notes is fixed, the carrying value reasonably approximates the fair value at December 31, 1997.


(8) INCOME TAXES

     The provision for income taxes consists of the following for the years ended December 31:




                         1996           1997           1998
                    -------------- -------------- --------------
Current:
 Federal ..........  $11,429,000    $ 15,112,000   $11,252,000
 State ............    2,473,000       3,968,000     1,369,000
                     -----------    ------------   -----------
                      13,902,000      19,080,000    12,621,000
Deferred:
 Federal ..........     (214,000)     (6,873,000)    5,961,000
 State ............     (251,000)     (1,145,000)      726,000
                     -----------    ------------   -----------
                        (465,000)     (8,018,000)    6,687,000
                     -----------    ------------   -----------
Total .............  $13,437,000    $ 11,062,000   $19,308,000
                     ===========    ============   ===========

     Significant items making up deferred tax liabilities and deferred tax assets were as follows at December 31:




                                                                                  1997            1998
                                                                             -------------   -------------
Deferred tax assets:
 Allowance for doubtful accounts .........................................    $ 4,624,000     $ 5,752,000
 Accrued vacation ........................................................      1,760,000       1,117,000
 Accrued self insurance ..................................................        580,000       1,220,000
 Acquired goodwill .......................................................      1,678,000       1,310,000
 Non-recurring accruals and reserves .....................................      5,107,000       5,255,000
 Net operating losses ....................................................        506,000               -
 Other ...................................................................        109,000       1,446,000
                                                                              -----------     -----------
  Deferred tax assets ....................................................    $14,364,000     $16,100,000
                                                                              ===========     ===========
Deferred tax liabilities:
 Book to tax depreciation ................................................    $ 1,716,000     $ 2,307,000
 Joint venture deferred liabilities ......................................              -       1,280,000
 Goodwill, principally due to differences in amortization periods ........      4,400,000       4,758,000
 Accounts receivable mark-to-market ......................................              -       1,596,000
 Research and development expense ........................................      1,520,000       4,864,000
 Other ...................................................................         77,000       1,331,000
                                                                              -----------     -----------
  Deferred tax liabilities ...............................................    $ 7,713,000     $16,136,000
                                                                              ===========     ===========

     A reconciliation of the federal statutory rate to the Company's effective tax rate was as follows for the years ended December 31:



                                                         1996           %
                                                   --------------- ----------
Tax provision at federal statutory rate ..........  $ 14,309,000       34.5%
State taxes, net of federal income tax
 benefit .........................................     1,488,000        3.6
PPS S corporation status .........................    (2,441,000)      (5.9)
Non-deductible goodwill ..........................       367,000        0.9
Non-deductible non-recurring charges and
 acquisition costs ...............................             -          -
Other items, net .................................      (286,000)      (0.7)
                                                    ------------       ----
                                                    $ 13,437,000       32.4%
                                                    ============       ====



                                                         1997            %           1998           %
                                                   ---------------- ---------- --------------- ----------
Tax provision at federal statutory rate ..........   $  7,372,000       35.0%   $ 14,628,000       35.0%
State taxes, net of federal income tax
 benefit .........................................        925,000        4.4       1,766,000        4.2
PPS S corporation status .........................     (2,582,000)     (12.3)              -          -
Non-deductible goodwill ..........................      1,003,000        4.8       1,149,000        2.8
Non-deductible non-recurring charges and
 acquisition costs ...............................      4,064,000       19.3       1,815,000        4.3
Other items, net .................................        280,000        1.3         (50,000)      (0.1)
                                                     ------------      -----    ------------       ----
                                                     $ 11,062,000       52.5%   $ 19,308,000       46.2%
                                                     ============      =====    ============       ====

     PPS' shareholders had elected S Corporation taxing status. Thus, PPS' taxable income was taxed directly to its shareholders. PPS did pay state taxes in Illinois, Pennsylvania, California and Utah based on its taxable income. Effective with the merger with Concentra, PPS' taxable income is included in Concentra's consolidated income tax returns.


(9) STOCKHOLDERS' EQUITY


(A) PREFERRED STOCK


     The Board of Directors is authorized to issue shares of Preferred Stock, in one or more series, and to fix for each such series the number of shares thereof and voting powers and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions as are permitted by the Delaware General Corporation Law. The Board of Directors could authorize the issuance of shares of Preferred Stock with terms and conditions that could discourage a takeover or other transaction that holders of some or a majority of shares of Common Stock might believe to be in their best interests or in which such holders might receive a premium for their shares of stock over the then market price of such shares. As of the date hereof, no shares of Preferred Stock are outstanding and the Board of Directors has no present intention to issue any shares of Preferred Stock. See Note 14 "Subsequent Events" for related disclosure.

(B) STOCKHOLDER RIGHTS PLAN

     Shortly after the 1997 Merger, on September 17, 1997, the Board of Directors declared, pursuant to a rights agreement (the "Rights Agreement"), a dividend distribution of one common share purchase right ("Right") for each outstanding share of Common Stock. Each Right will entitle the registered holder to purchase from Concentra one thousandth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share (the "Junior Preferred Shares"), of Concentra at a price per share to be determined by the Board of Directors with the advice of its financial advisor about the long-term prospects for the Company's value (the "Purchase Price"), subject to adjustment. Each thousandth of a Junior Preferred Share will be economically equivalent to one share of Concentra Common Stock. The Purchase Price is expected to be significantly higher than the trading price of the Common Stock. Therefore, the dividend will have no initial value and no impact on the consolidated financial statements of the Company. See Note 14, "Subsequent Events" for related disclosure.


(C) COMMON STOCK

     At December 31, 1998, the Company has reserved approximately 16,839,000 unissued shares of its Common Stock for possible issuance under the Company's stock option or stock purchase plans and for the issuance upon possible conversion of the Company's 6% and 4.5% Convertible Subordinated Notes.


(10) COMMITMENTS AND CONTINGENCIES

     The Company leases certain corporate office space, operating and medical facilities, and office and medical equipment under various non-cancelable operating and capital lease agreements. Certain facility leases require the Company to pay increases in operating costs and real estate taxes. In addition, the Company leases certain office facilities from related parties under operating lease agreements that expire on various dates through December 31, 2003. The Company made rental payments of $726,000 to Colonial Realty Trust, a real estate company owned by a shareholder and board member of the Company for each of the years ended December 31, 1996, 1997 and 1998. The following is a schedule of rent expense by major category for the years ended December 31:




                                   1996           1997           1998
                              -------------- -------------- --------------
Facilities ..................  $13,009,000    $17,406,000    $22,597,000
Office equipment ............    1,166,000      2,029,000      3,091,000
Automobiles .................    2,729,000      2,976,000      3,647,000
                               -----------    -----------    -----------
Total rent expense ..........  $16,904,000    $22,411,000    $29,335,000
                               ===========    ===========    ===========

     The following is a schedule of future minimum lease payments under non-cancelable operating and capital leases for the years ending December 31:




                                                      OPERATING LEASES
                                       ----------------------------------------------
                            CAPITAL       RELATED        UNRELATED
                             LEASES       PARTIES         PARTIES           TOTAL
                           ---------   ------------   --------------   --------------
Year Ending December 31,
1999 ...................    $34,000     $  700,000     $22,681,000      $23,381,000
2000 ...................     22,000        700,000      18,231,000       18,931,000
2001 ...................          -        700,000      14,505,000       15,205,000
2002 ...................          -        700,000      12,592,000       13,292,000
2003 ...................          -        700,000       9,261,000        9,961,000
Thereafter .............          -              -       8,162,000        8,162,000
                            -------     ----------     -----------      -----------
                            $56,000     $3,500,000     $85,432,000      $88,932,000
                            =======     ==========     ===========      ===========

     A wholly-owned subsidiary of Health Services has committed to guarantee $21,408,000 in senior discount notes, plus interest, issued by four development corporations (Concentra Development Corporation, Concentra Development Corporation II, Concentra/Sherrer Development Corporation and Concentra/RDA, Inc.). The stated principal amount of the notes total $42,768,000, which will be their accreted value at their stated maturity (two to five years after the date of issuance of each note). These corporations have been organized and capitalized by a third party to develop occupational healthcare centers in selected markets in the United States. Health Services also has the right to acquire the developed centers at fair market value in the future. Health Services has entered into a management agreement with the development corporations to manage the healthcare centers' daily operations.

     The Company is party to certain claims and litigation initiated in the ordinary course of business. The Company is not involved in any legal proceeding that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations. See Note 14, "Subsequent Events" for further claims and litigation disclosures.



(11) EMPLOYEE BENEFIT PLANS


(A) CONCENTRA 401(K) PLAN

     The Company has a defined contribution plan (the "Concentra 401(k) Plan"), formerly the Managed Care Services 401(k) Plan (the "MCS Concentra 401(k) Plan"), pursuant to which employees who are at least 21 years of age and who have completed at least six months of service are eligible to participate. Participants in the Concentra 401(k) Plan may not contribute more than the lesser of a specified statutory amount or 15% of his or her pretax total compensation. The Concentra 401(k) Plan permits, but does not require, additional matching contributions of up to 50% of participants' pretax contributions up to a maximum of 6% of compensation by the Company. Employees are 100% vested in their own contributions while Company contributions vest 20% per year with employees being fully vested after five years. For 1998, the Company is making a matching contribution of 50% of participant's pretax contributions up to 4% of compensation.


(B) HEALTH SERVICES 401(K) PLAN

     Health Services' defined contribution plan (the "HS 401(k) Plan") merged into the Concentra 401(k) Plan as of July 1, 1998. The HS 401(k) Plan had similar terms to those of the Concentra 401(k) Plan. There were no matching contributions under the plan in 1996, 1997 and 1998.


(D) PPS 401(K) PLAN

     PPS' defined contribution plan (the "PPS 401(k) Plan") merged into the Concentra 401(k) Plan as of August 1, 1998. The PPS 401(k) Plan had similar terms to those of the Concentra 401(k) Plan. For the years ended December 31, 1996 and 1997 and the seven-month period in 1998, PPS elected to match 25% of employee contributions up to 7% of gross earnings. The Company has expensed $910,000, $1,053,000 and $1,508,000 for the years ended December 31, 1996, 1997 and 1998, respectively, for matching contributions to the Concentra 401(k), the MCS 401(k) and the PPS 401(k) Plans.



(12) STOCK PURCHASE PLAN AND STOCK OPTION PLANS


(A) CONCENTRA 1997 EMPLOYEE STOCK PURCHASE PLAN

     The Concentra 1997 Employee Stock Purchase Plan (the "1997 Purchase Plan") for employees of the Company authorizes the issuance of up to 500,000 shares of Common Stock pursuant to the exercise of nontransferable options granted to participating employees. The 1997 Purchase Plan is administered by the Compensation Committee of the Board of Directors.

     Under the terms of the 1997 Purchase Plan, an employee must authorize the Company in writing to deduct an amount (not less than 1% nor more than 15% of a participant's base compensation and in any event not more than $25,000) from his or her pay during six month periods commencing on January 1 and July 1 of each year (each a "Purchase Period"). The exercise price for shares purchased under the 1997 Purchase Plan for each Purchase Period is the lesser of 85% of the fair market value of the Common Stock on the first or last business day of the Purchase Period. The fair market value will be the closing selling price of the Common Stock as quoted.


(B) MANAGED CARE SERVICES AND HEALTH SERVICES EMPLOYEE STOCK PURCHASE PLANS

     Managed Care Services and Health Services each had employee stock purchase plans under similar terms and conditions as those under the 1997 Purchase Plan.

     The Company issued the following shares of Common Stock under the employee stock purchase plans for each of the following purchase periods:


                                             WEIGHTED
                                              AVERAGE
                                 NUMBER        PRICE
PURCHASE PERIODS ENDED         OF SHARES     PER SHARE
---------------------------   -----------   ----------
December 31, 1995 .........      32,682      $ 10.49
June 30, 1996 .............      29,089      $ 10.59
December 31, 1996 .........      44,606      $ 22.18
June 30, 1997 .............      50,056      $ 21.38
December 31, 1997 .........      47,245      $ 24.86
June 30, 1998 .............      64,587      $ 22.10
December 31, 1998 .........     160,512      $  9.08

(C) CONCENTRA 1997 LONG-TERM INCENTIVE PLAN

     Concentra may grant awards with respect to shares under the Company's Long-term Incentive Plan (the "Concentra Incentive Plan"). The awards under the Concentra Incentive Plan include: (i) incentive stock options qualified as such under U.S. federal income tax laws, (ii) stock options that do not qualify as incentive stock options, (iii) stock appreciation rights ("SARs"), (iv) restricted stock awards and (v) performance units.

     The number of shares of Common Stock that may be subject to outstanding awards under the Concentra Incentive Plan at any one time is equal to ten percent of the total number of outstanding shares of Concentra Common Stock (treating as outstanding all shares of Common Stock issuable within 60 days upon exercise of stock options or conversion or exchange of outstanding, publicly-traded convertible or exchangeable securities of Concentra) minus the total number of shares of Common Stock subject to outstanding awards under the Concentra Incentive Plan and any future stock-based plan for employees or directors of Company. At December 31, 1998, the Company was authorized to award grants of approximately 5,019,000 shares under the Concentra Incentive Plan. The number of shares authorized under the Concentra Incentive Plan and the number of shares subject to an award under the Concentra Incentive Plan will be adjusted for stock splits, stock dividends, recapitalizations, mergers and other changes affecting the capital stock of Concentra.

     During 1997, the Company granted restricted stock for 357,000 shares of Common Stock under the 1997 Incentive Plan which were valued at approximately $9,903,000 based upon the market value of the shares at the time of issuance. As of December 31, 1998, 93,000 shares of the restricted stock granted in 1997, valued at $2,806,000, have been canceled due to forfeiture. During 1998, the Company granted restricted stock for 48,000 shares of Common Stock under the 1997 Incentive Plan which were valued at $1,413,000 based upon the market value of the shares at the time of issuance. The restricted stock grants vest 25% per year beginning January 1, 2002. If the Company's financial performance exceeds certain established performance goals, however, the vesting of these shares could accelerate whereby 33-1/3% of the shares could become vested on January 1, 2000 and each year thereafter. For the years ended December 31, 1997 and 1998, the Company recorded amortization of $562,000 and $805,000, respectively, in connection with the deferred compensation associated with the restricted stock grants. During 1997 and 1998, the Company also granted 2,754 and 3,570 shares of restricted stock to outside directors that vest over one year.

     After the 1997 Merger, no additional awards were made under the former CRA and OccuSystems stock option plans and only that number of shares of Common
Stock issuable upon exercise of awards granted under the former CRA and OccuSystems stock option plans as of the 1997 Merger were reserved for issuance by the Company.

     In connection with the 1996 Transaction, PPS canceled all outstanding stock options and terminated all existing stock option plans. In return for the cancellation of outstanding options, PPS made a cash payment to the holders of these options, which resulted in a compensation charge of approximately $484,000. Upon the cancellation of the options, PPS adopted the 1996 PPS Replacement Stock Option Plan and the 1996 PPS Incentive Stock Option Plan for its key employees. The plan provided for the issuance of up to 325,000 shares of PPS common stock. The exercise price for the incentive stock options could not be less than the fair market value of the underlying PPS common stock on the date of grant. After the merger, no additional awards were made under the former PPS stock option plans and outstanding PPS options were assumed by the Concentra Incentive Plan totaling approximately 580,000 shares of Concentra common stock.

     A summary of the status for all outstanding options at December 31, 1996, 1997 and 1998 and changes during the years then ended is presented in the table below:




                                                           WEIGHTED
                                           NUMBER        AVERAGE PRICE
                                         OF SHARES         PER SHARE
                                      ---------------   --------------
Balance December 31, 1995 .........       2,697,593        $   8.18
 Granted ..........................       1,959,777           18.07
 Exercised ........................        (633,143)           4.41
 Canceled .........................        (158,485)          13.79
                                          ---------        --------
Balance December 31, 1996 .........       3,865,742           13.59
 Granted ..........................       2,925,655           22.51
 Exercised ........................        (801,593)           9.02
 Canceled .........................        (268,017)          20.71
                                          ---------        --------
Balance December 31, 1997 .........       5,721,787           18.46
 Granted ..........................       2,945,570           21.43
 Exercised ........................        (696,473)           6.77
 Canceled .........................      (1,277,335)          24.53
                                         ----------        --------
Balance December 31, 1998 .........       6,693,549        $  20.21
                                         ==========        ========

     The weighted average fair market value of options granted in 1997 and 1998 were $25.89 and $21.95, respectively. A further breakdown of the outstanding options at December 31, 1998 is as follows:




                                                          WEIGHTED
                                           WEIGHTED        AVERAGE       EXERCISABLE     WEIGHTED
         RANGE OF            NUMBER OF      AVERAGE      CONTRACTUAL      NUMBER OF      AVERAGE
     EXERCISE PRICES          OPTIONS        PRICE      LIFE (YEARS)       OPTIONS        PRICE
-------------------------   -----------   ----------   --------------   -------------   ---------
$ 0.00 - $12.39 .........    2,357,919     $  6.00         8.06            840,105       $  5.61
$12.74 - $23.13 .........    1,065,591       20.43         7.60            408,339         19.50
$23.17 - $27.88 .........      521,789       26.24         8.15            198,800         26.30
$29.44 - $32.63 .........    2,479,250       30.88         9.15            153,250         32.63
$32.75 - $33.88 .........      269,000       33.75         8.87             81,000         33.46
                             ---------     -------         ----            -------       -------
                             6,693,549     $ 20.21         8.43          1,681,494       $ 15.23

(D) SFAS 123 DISCLOSURES


     The Company accounts for these plans under APB No. 25, under which no compensation cost has been recognized related to stock option grants. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income, pro forma net income, earnings per share and pro forma earnings per share would have been reduced to the following supplemental pro forma amounts:

                                              1996               1997               1998
                                        ----------------   ----------------   ----------------
Net Income:
 As reported ........................     $ 28,039,000       $ 10,000,000     $22,486,000
 Supplemental pro forma .............     $ 22,555,000       $  3,612,000     $ 8,864,000
 Pro forma as reported (1) ..........     $ 25,309,000       $  7,189,000
 Supplemental pro forma (1) .........     $ 19,825,000       $    801,000
Basic Earnings Per Share:
 As reported ........................     $       0.69       $       0.23     $      0.48
 Supplemental pro forma .............     $       0.56       $       0.08     $      0.19
 Pro forma as reported (1) ..........     $       0.63       $       0.17
 Supplemental pro forma (1) .........     $       0.49       $       0.02
Diluted Earnings Per Share: .........
 As reported ........................     $       0.65       $       0.22     $      0.47
 Supplemental pro forma .............     $       0.53       $       0.08     $      0.19
 Pro forma as reported (1) ..........     $       0.59       $       0.16
 Supplemental pro forma (1) .........     $       0.46       $       0.02

--------

(1) Pro forma net income and basic and diluted pro forma earnings per share for the years ended December 31, 1996 and 1997 have been calculated as if PPS had been subject to federal and state income taxes for the entire period, based upon an effective tax rate indicative of the statutory rates in effect. Prior to its merger with the Company, PPS elected to be taxed as an S corporation, and accordingly, was not subject to federal and state income taxes in certain jurisdictions.

     Because the method of accounting under SFAS 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the 1996, 1997 and 1998 pro forma amounts include $229,000, $396,000 and $509,000, respectively, related to purchase discounts offered on employee stock purchase plans. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1996, 1997 and 1998, respectively:




                                                                   1996         1997         1998
                                                                 --------    --------      ------
Risk-free interest rates ....................................       5.25%        5.50%        5.18%
Expected volatility .........................................      45.29%       45.29%       78.91%
Expected dividend yield .....................................          -            -            -
Expected weighted average life of options in years ..........        3.4          3.7          3.0

(13) SEGMENT INFORMATION

     Operating segments represent components of the Company's business that are evaluated regularly by key management in assessing performance and resource allocation. The Company has determined that its reportable segments consist of its Health Services, Specialized Cost Containment and Field Case Management Groups. The following are the reportable segments:

     Health Services manages occupational healthcare centers at which it provides support personnel, marketing, information systems and management services to its affiliated physicians. Health Services owns all the operating assets of the occupational healthcare centers, including leasehold interests and medical equipment.

     Specialized Cost Containment services include first report of injury, utilization management (precertification and concurrent review) retrospective medical bill review, telephonic case management, preferred provider organization ("PPO") network access, independent medical examinations ("IMEs"), peer reviews and hospital bill auditing. These services are designed to reduce the cost of workers' compensation claims, automobile accident injury claims and group health claims.

     Field Case Management provides services involving case managers and nurses working on a one-on-one basis with injured employees and their various health care professionals, employers and insurance company adjusters to assist in maximizing medical improvement and, where appropriate, to expedite the return to work.

     The Health Services Group is managed separately and has different economic characteristics from the Specialized Cost Containment and Field Case Management groups, and is therefore shown as a separate reportable segment. The Field Case Management Group and certain operating segments included in the Specialized Cost Containment Groups have similar economic characteristics and may share the same management and/or locations. However, the Field Case Management Group is reported as a separate segment for management reporting purposes and it represents 58.7%, 49.3% and 47.7% of total Managed Care Services revenue for the years ended December 31, 1996, 1997 and 1998, respectively.

     Revenues from individual customers, revenues between business segments and revenues, operating profit and identifiable assets of foreign operations are not significant.

     The Company's Statements of Operations on a segment basis for the years ended December 31, 1996, 1997 and 1998 were as follows:




                                                 1996              1997              1998
                                           ---------------   ---------------   ---------------
Revenue:
 Health services .......................    $170,035,000      $212,237,000      $265,205,000
 Managed care services:
  Specialized cost containment .........      83,784,000       142,919,000       183,734,000
  Field case management ................     118,864,000       138,723,000       167,841,000
                                            ------------      ------------      ------------
  Total managed care services ..........     202,648,000       281,642,000       351,575,000
                                            ------------      ------------      ------------
                                             372,683,000       493,879,000       616,780,000
Gross profit margins:
 Health services .......................      39,281,000        53,250,000        59,219,000
 Managed care services:
  Specialized cost containment .........      23,630,000        42,907,000        60,440,000
  Field case management ................      19,844,000        21,472,000        23,019,000
                                            ------------      ------------      ------------
  Total managed care services ..........      43,474,000        64,379,000        83,459,000
                                            ------------      ------------      ------------
                                              82,755,000       117,629,000       142,678,000
Operating income before non-recurring
 charges(1):
 Health services .......................      20,706,000        32,857,000        35,082,000
 Managed care services .................      25,452,000        38,819,000        53,899,000
                                            ------------      ------------      ------------
                                              46,158,000        71,676,000        88,981,000
Non-recurring charge ...................         964,000        38,625,000        33,114,000
Interest expense .......................       3,741,000        12,667,000        18,021,000
Interest income ........................        (859,000)       (2,297,000)       (4,659,000)
Other expense, net .....................         836,000         1,619,000           711,000
                                            ------------      ------------      ------------
 Income before income taxes ............      41,476,000        21,062,000        41,794,000
Provision for income taxes .............      13,437,000        11,062,000        19,308,000
                                            ------------      ------------      ------------
 Net income ............................    $ 28,039,000      $ 10,000,000      $ 22,486,000
                                            ============      ============      ============

--------
(1) Corporate-level general and administrative expenses are reported in the Health Services and Managed Care Services groups based on where general and administrative activities are budgeted. The Company does not make allocations of corporate level general and administrative expenses.

     The Company's segment depreciation and amortization, capital expenditures and identifiable assets for the years ended December 31, 1996, 1997 and 1998 are as follows:




                                         1996               1997               1998
                                   ----------------   ----------------   ---------------
Depreciation and amortization:
 Health services ...............    $   6,827,000      $   9,367,000      $  11,660,000
 Managed care services .........        3,321,000          7,376,000         11,552,000
                                    -------------      -------------      -------------
                                    $  10,148,000      $  16,743,000      $  23,212,000
                                    =============      =============      =============
Capital expenditures:
 Health services ...............    $  19,296,000      $  17,673,000      $  19,443,000
 Managed care services .........        4,728,000          8,673,000         14,952,000
                                    -------------      -------------      -------------
                                    $  24,024,000      $  26,346,000      $  34,395,000
                                    =============      =============      =============
Identifiable assets:
 Health services ...............    $ 260,619,000      $ 261,959,000      $ 309,788,000
 Managed care services .........      107,281,000        221,012,000        347,375,000
                                    -------------      -------------      -------------
                                    $ 367,900,000      $ 482,971,000      $ 657,163,000
                                    =============      =============      =============

(14) SUBSEQUENT EVENTS

     On March 2, 1999, Concentra entered into a definitive agreement to merge (the "Merger") with Yankee Acquisition Corp. ("Yankee"), a corporation formed by Welsh, Carson, Anderson & Stowe ("WCAS"), a 14.8% stockholder of the Company. Concentra's Board of Directors unanimously approved the transaction based upon the recommendation of its special committee of the Board of Directors, which was formed on October 29, 1998 to evaluate strategic alternatives in response to several unsolicited expressions of interest regarding the possible acquisition of some or all of the Company's Common Stock. On March 24, 1999, Concentra entered into an Amended and Restated Agreement and Plan of Merger with Yankee (the "Amended Merger Agreement"). Pursuant to the Amended Merger Agreement,
Yankee will acquire approximately 93% and funds managed by Ferrer Freeman Thompson & Co. ("FFT") will acquire approximately 7% of the post-merger shares of common stock of the Company for $16.50 per share. As a result of the Merger, each outstanding share of Concentra Common Stock will be converted into the right to receive $16.50 in cash.

     In connection with the Merger, effective March 2, 1999, Concentra amended its Rights Agreement. The amendment provides, among other things, that Yankee and its affiliates will not be deemed an Acquiring Person (as such term is defined in the Rights Agreement) and that the Rights Agreement will expire immediately prior to the effective time of the Merger.

     The transaction is valued at approximately $1,100,000,000, including the refinancing of $327,750,000 of the 6% and 4.5% Convertible Subordinated Notes which contain change in control provisions in the related indentures. The transaction is structured to be accounted for as a recapitalization and is expected to be completed late in the second quarter of 1999. The transaction is conditioned upon, among other things, approval of the shareholders of Concentra, receipt of financing and certain regulatory approvals.

     To finance the acquisition of the Company, WCAS will invest approximately $350,000,000 in equity financing, including the value of shares already owned by WCAS, and up to $110,000,000 in subordinated indebtedness. Additionally, FFT will invest approximately $30,000,000 in equity. WCAS has also received commitments from various lenders to provide Yankee with $190,000,000 in senior subordinated notes, a $375,000,000 term loan and a $100,000,000 revolving credit facility to replace the Company's existing Senior Credit Facility. Additionally, Yankee would also utilize the Company's excess cash on hand at the time of the merger to help finance the purchase of the Common Stock. Subsequent to the exchange of shares for cash, Yankee would merge with Concentra Managed Care, Inc. with Concentra Managed Care, Inc. surviving.

     As of March 26, 1999, Concentra is aware of three lawsuits that have been filed by alleged stockholders of Concentra relating to the Merger. All three lawsuits were filed in the Chancery Court for New Castle County, Delaware. Each of the lawsuits names Concentra, its directors and Yankee as defendants. The plaintiff in each lawsuit seeks to represent a putative class of all public holders of Concentra common stock. The lawsuits allege, among other things, that the directors of Concentra breached their fiduciary duties to Concentra's stockholders by approving the Merger. The lawsuits seek, among other things, preliminary and permanent injunctive relief prohibiting consummation of the Merger, unspecified damages, attorneys' fees and other relief. Concentra expects that these lawsuits will be consolidated into a single action. The Company intends to contest these lawsuits vigorously.

(15) SELECTED FINANCIAL DATA




                                                FOR THE YEAR ENDED DECEMBER 31,
                                               ---------------------------------
                                                     1994             1995
                                               --------------- -----------------
STATEMENT OF OPERATIONS DATA:
Revenue ......................................  $223,499,000     $ 305,355,000
Gross profit .................................    37,093,000        62,435,000
Non-recurring charges ........................             -           898,000
Operating income .............................    15,928,000        29,446,000
Income before taxes ..........................    10,088,000        24,246,000
Provision for income taxes (1) ...............     8,751,000         7,771,000
Net income before extraordinary
 items (1) ...................................     1,337,000        16,475,000
Pro forma net income before
 extraordinary items (2) .....................                   $  13,845,000
Basic earnings per share before
 extraordinary items .........................                   $        0.48
Basic pro forma earnings per share
 before extraordinary items (2) ..............                   $        0.41
Basic weighted average shares
 outstanding .................................                      33,810,000
Diluted earnings per share before
 extraordinary items .........................                   $        0.46
Diluted pro forma earnings per share
 before extraordinary items (2) ..............                   $        0.39
Diluted weighted average shares
 outstanding .................................                      35,939,000
BALANCE SHEET:
Working capital ..............................  $ 19,117,000     $  21,971,000
Total assets .................................   113,672,000       188,530,000
Total debt ...................................    83,785,000        34,639,000
Total stockholders' equity (deficit) .........    (5,820,000)      109,383,000



                                                          FOR THE YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------
                                                      1996              1997              1998
                                               ----------------- ----------------- -----------------
STATEMENT OF OPERATIONS DATA:
Revenue ......................................   $ 372,683,000     $ 493,879,000     $ 616,780,000
Gross profit .................................      82,755,000       117,628,000       142,678,000
Non-recurring charges ........................         964,000        38,625,000        33,114,000
Operating income .............................      45,194,000        33,051,000        55,867,000
Income before taxes ..........................      41,476,000        21,062,000        41,794,000
Provision for income taxes (1) ...............      13,437,000        11,062,000        19,308,000
Net income before extraordinary
 items (1) ...................................      28,039,000        10,000,000     $  22,486,000
Pro forma net income before
 extraordinary items (2) .....................   $  25,309,000     $   7,189,000
Basic earnings per share before
 extraordinary items .........................   $        0.69     $        0.23     $        0.48
Basic pro forma earnings per share
 before extraordinary items (2) ..............   $        0.63     $        0.17
Basic weighted average shares
 outstanding .................................      40,411,000        42,774,000        46,451,000
Diluted earnings per share before
 extraordinary items .........................   $        0.65     $        0.22     $        0.47
Diluted pro forma earnings per share
 before extraordinary items (2) ..............   $        0.59     $        0.16
Diluted weighted average shares
 outstanding .................................      43,344,000        46,895,000        47,827,000
BALANCE SHEET:
Working capital ..............................   $ 116,439,000     $  37,118,000     $ 202,370,000
Total assets .................................     367,900,000       482,971,000       657,163,000
Total debt ...................................     142,229,000       206,600,000       327,925,000
Total stockholders' equity (deficit) .........     178,146,000       206,441,000       239,875,000

--------
(1) Prior to its recapitalization in March of 1994, CRA had elected to be taxed as an "S" corporation. In connection with its recapitalization, CRA was required to change from an "S" to a "C" corporation. This change resulted in CRA recording an incremental tax provision of $3,772,000 in the first quarter of 1994. The Company's pro forma net income for 1994 would have been $3,466,000 higher had CRA had been subject to federal and state income taxes during the entire period based upon an effective tax rate indicative of the statutory rate in effect during the period.

(2) Pro forma net income and basic and diluted pro forma earnings per share, where applicable, for the years ended December 31, 1994, 1995, 1996 and 1997 have been calculated as if PPS had been subject to federal and state income taxes for the entire period, based upon an effective tax rate indicative of the statutory rates in effect. Prior to its merger with the Company, PPS elected to be taxed as an S corporation, and accordingly, was not subject to federal and state income taxes in certain jurisdictions.

(16) SELECTED QUARTERLY OPERATING RESULTS (UNAUDITED)

     The following table sets forth certain unaudited quarterly results of operations for each of the eight quarters ended December 31, 1998. In management's opinion, this unaudited information has been prepared on the same basis as the annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the financial statements and notes thereto included elsewhere in this document. The operating results for any quarter are not necessarily indicative of results for any subsequent quarter.




                                                                           QUARTER ENDED
                                            ---------------------------------------------------------------------------
                                                MARCH 31,            JUNE 30,         SEPTEMBER 30,       DECEMBER 31,
                                                   1998                1998                1998               1998
                                            -----------------   -----------------   -----------------   ---------------
Revenue .................................     $ 145,544,000       $ 158,884,000       $ 158,902,000      $153,450,000
Cost of services ........................       111,046,000         117,722,000         119,927,000       125,407,000
                                              -------------       -------------       -------------      ------------
Gross profit ............................        34,498,000          41,162,000          38,975,000        28,043,000
General and administrative expenses              10,699,000          11,294,000          11,883,000        11,654,000
Amortization ............................         2,027,000           2,048,000           2,063,000         2,029,000
Non-recurring charge ....................        12,600,000                   -                   -        20,514,000
                                              -------------       -------------       -------------      ------------
Operating income (loss) .................         9,172,000          27,820,000          25,029,000        (6,154,000)
Other expense, net ......................         3,758,000           3,423,000           3,584,000         3,308,000
Provision (benefit) for income taxes.....         4,567,000          10,236,000           9,000,000        (4,495,000)
                                              -------------       -------------       -------------      ------------
Net income (loss) .......................     $     847,000       $  14,161,000       $  12,445,000      ($ 4,967,000)
                                              =============       =============       =============      ============
Basic earnings (loss) per share .........             $0.02               $0.30               $0.26            ($0.11)
Diluted earnings (loss) per share .......             $0.02               $0.30               $0.26            ($0.11)


                                                                              QUARTER ENDED
                                              -----------------------------------------------------------------------------
                                                  MARCH 31,            JUNE 30,         SEPTEMBER 30,        DECEMBER 31,
                                                     1997                1997                1997                1997
                                              -----------------   -----------------   -----------------   -----------------
Revenue ...................................     $ 107,142,000       $ 120,728,000        $131,212,000       $ 134,797,000
Cost of services ..........................        83,162,000          91,600,000          97,123,000         104,365,000
                                                -------------       -------------        ------------       -------------
Gross profit ..............................        23,980,000          29,128,000          34,089,000          30,432,000
General and administrative expenses                 9,033,000           9,980,000          10,311,000          10,684,000
Amortization ..............................         1,235,000           1,165,000           1,576,000           1,969,000
Non-recurring charge ......................                 -                   -          38,625,000                   -
                                                -------------       -------------        ------------       -------------
Operating income (loss) ...................        13,712,000          17,983,000         (16,423,000)         17,779,000
Other expense, net ........................         1,903,000           2,466,000           3,346,000           4,274,000
Provision for income taxes ................         4,106,000           5,395,000          (3,342,000)          4,903,000
                                                -------------       -------------        ------------       -------------
Net income (loss) .........................     $   7,703,000       $  10,122,000       ($ 16,427,000)      $   8,602,000
                                                =============       =============        ============       =============
Pro forma net income (loss) (1) ...........     $   7,080,000       $   9,440,000       ($ 17,548,000)      $   8,217,000
                                                =============       =============        ============       =============
Basic earnings (loss) per share ...........             $0.18               $0.24              ($0.38)              $0.20
Basic pro forma earnings (loss)
 per share (1) ............................             $0.17               $0.22              ($0.41)              $0.19
Diluted earnings (loss) per share .........             $0.17               $0.22              ($0.38)              $0.18
Diluted pro forma earnings (loss)
 per share (1) ............................             $0.15               $0.21              ($0.41)              $0.17

--------
(1) Pro forma net income (loss) and basic and diluted pro forma earnings (loss) per share for the four quarters ended December 31, 1997 have been calculated as if PPS had been subject to federal and state income taxes for the entire period, based upon an effective tax rate indicative of the statutory rates in effect. Prior to its merger with the Company, PPS elected to be taxed as an S corporation, and accordingly, was not subject to federal and state income taxes in certain jurisdictions.

                                                        SUPPLEMENTAL SCHEDULE II


                          CONCENTRA MANAGED CARE, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998




                            BEGINNING        CHARGED                        NET DEDUCTIONS        ENDING
                             BALANCE        TO INCOME      ACQUISITIONS      FROM RESERVES        BALANCE
                          -------------   -------------   --------------   ----------------   --------------
Accounts Receivable
 Allowance:
                  1996     $ 7,517,000     $ 8,978,000      $5,089,000      $  (9,953,000)     $11,631,000
                  1997      11,631,000      23,861,000       7,874,000        (22,906,000)      20,460,000
                  1998      20,460,000      29,147,000       1,968,000        (29,584,000)      21,991,000

Non-recurring Charges:
                  1996     $         -     $   964,000      $        -      $    (964,000)     $         -
                  1997               -      38,625,000               -        (31,098,000)       7,527,000
                  1998       7,527,000      33,114,000               -        (29,701,000)      10,940,000

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To the Stockholders and Board of
Directors of Concentra Managed Care, Inc.

We have audited in accordance with generally accepted auditing standards, the financial statements of Concentra Managed Care, Inc. and have issued our report thereon dated February 2, 1999 (except with respect to the matter discussed in Note 14, as to which the date is March 26, 1999). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of the financial statement schedules is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP



ARTHUR ANDERSEN LLP
Boston, Massachusetts
March 26, 1999

                               INDEX TO EXHIBITS



 EXHIBIT
 NUMBER                           DESCRIPTION
-------- -----------------------------------------------------------------------
2.1       Agreement  and Plan of  Merger  dated  February  24,  1998  among  the
          Registrant  and Preferred  Payment Sys- tems,  Inc.  (incorporated  by reference  to Exhibit 2.2 to the  Registrant's  Annual  Report on Form
          10-K (File No. 000-22751) filed with the SEC on March 31, 1998)

2.2       Agreement  and  Plan  of  Merger  dated  March 2, 1999  between Yankee
          Acquisition Corp. and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No.
          000-22751) filed with the SEC on March 31, 1998)

2.3 Amended and Restated Agreement and Plan of Merger dated March 24, 1999 between Yankee Acquisition Corp. and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form
          8-K (File No.000-22751) filed with the SEC on March 29, 1999)


3.1       Amended and Restated  Certificate  of  Incorporation  dated August 27,
          1997  (incorporated  by reference  to Exhibit 3.1 to the  Registrant's
          Annual Report on Form 10-K (File No.  000-22751) filed with the SEC on
          March 31, 1998)

3.2 Bylaws of Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-4 (File No. 333-27105)
          filed with the SEC on July 31, 1997)

4.1 Form of Certificate of Common Stock, par value $.01 per share, of the Registrant (incorporated by refer- ence to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-27105)
          filed with the SEC on July 31, 1997)

4.2       Indenture  dated  December  24, 1996  between  OccuSystems  and United
          States  Trust  Company  of New York,  as  Trustee,  (the  "OccuSystems
          Indenture") relating to the 6% Convertible Subordinated Notes due 2001
          (incorporated by reference to Exhibit 4.1 to OccuSystems' Registration
          Statement  on Form S-3 (File No.  333-20933)  as filed with the SEC on
          January 31, 1997)

4.3       First   Supplemental   Indenture   dated   August  29,  1997   between
          OccuSystems,  the  Registrant  and United  States Trust Company of New
          York, as Trust, relating to the 6% Convertible  Subordinated Notes due
          2001 (incor-  porated by reference to Exhibit 4.2 to the  Registrant's
          Annual Report on Form 10-K (File No.  00-22751)  filed with the SEC on
          March 31, 1998)

4.4       Indenture  dated as of March 16, 1998 between the Registrant and Chase
          Bank of Texas, N.A., as Trustee, (the "Concentra Indenture") relating to the 4.5% Convertible Subordinated Notes due 2003 (incorporated by reference to the Registrant's Current Report on Form 8-K (File No.
          000-22751) filed with the SEC on March 30, 1998)

4.5 Form of 6% Convertible Subordinated Note due 2001, establishing the terms of the 6% Convertible Subor- dinated Notes due 2001 pursuant to the OccuSystems Indenture (incorporated by reference to Exhibit A to the OccuSystems Indenture which Indenture is incorporated by reference to Exhibit 4.1 to OccuSystems' Registration Statement on Form S-3
          (File No. 333-20933) as filed with the SEC on January 31, 1997)

4.6 Form of 4.5% Convertible Subordinated Notes due 2003, establishing the terms of the 4.5% Convertible Subordinated Notes due 2003 pursuant to the Concentra Indenture (incorporated by reference to the Regis-trant's Current Report on Form 8-K (File No. 000-22751) filed with the
          SEC on March 30, 1998)

4.7       Certificate of Designation of Series A Junior Participating  Preferred
          Stock  (incorporated  by reference to Exhibit 4.6 to the  Registrant's
          Annual Report on Form 10-K (File No.  000-22751) filed with the SEC on
          March 31, 1998)

4.8       Form  of  Right  Certificate  (included  as  Exhibit  B to the  Rights
          Agreement  filed as  Exhibit  10.2  hereto).  Pur- suant to the Rights
          Agreement, printed Right Certificates will not be delivered until as soon as practicable after the Distribution Date (as defined in the Rights Agreement)

4.9       Registration  Rights  Agreement dated as of March 11, 1998,  among the
          Registrant,  BT Alex.  Brown  Incor-  porated,  BancAmerica  Robertson
          Stephens,  Donaldson,  Lufkin & Jenrette  Securities  Corporation  and
          Piper  Jaffray Inc.  (incorporated  by  reference to the  Registrant's
          Current Report on Form 8-K (File No.  000-22751) filed with the SEC on
          March 30, 1998)


 EXHIBIT
NUMBER                                DESCRIPTION
-------- -----------------------------------------------------------------------
4.10      Registration  Rights  Agreement  dated  as of  March  8,  1994,  among
          Comprehensive  Rehabilitation  Associates,  Inc., J.H.  Whitney & Co.,
          Whitney 1990 Equity Fund, L.P., Whitney  Subordinated Debt Fund, L.P.,
          First  Union  Corporation,  Lois E.  Silverman  and  Donald J.  Larson
          (incorporated  by  reference  to  Exhibit  10.7 to CRA's  Registration
          Statement on Form S-1 (File No.  33-90426) filed with the SEC on March
          17, 1995)

10.1 Amended and Restated Credit Agreement dated as of February 20, 1998, between the Registrant, as Bor- rower, and First Union National Bank, as Administrative Agent, Fleet National Bank, as Documentation Agent, and the banks and financial institutions listed as signatories thereto, as amended by that certain letter agreement dated as of March
          9, 1998, and as further amended by that certain letter agreement dated as of March 12, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K (File No. 000-22751) filed with the SEC on March 31, 1998)

10.2      Purchase  Agreement dated as of March 11, 1998,  among the Registrant,
          BT  Alex.  Brown   Incorporated,   BancAmerica   Robertson   Stephens,
          Donaldson, Lufkin & Jenrette Securities Corporation and Piper Jaffray,
          Inc.  (incorporated by reference to the  Registrant's  Current Form on
          Form 8-K (File No. 000-22751) filed with the SEC on March 30, 1998)

10.3      Rights  Agreement  dated September 29, 1997 between the Registrant and
          ChaseMellon Shareholder Ser- vices, L.L.C. (incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A filed with the SEC on October 1, 1998)

10.4      Concentra   Managed  Care,   Inc.  1997   Long-Term   Incentive   Plan
          (incorporated   by   reference  to  Appendix  G  to  the  Joint  Proxy
          Statement/Prospectus  forming a part of the Registrant's  Registration
          Statement on Form S-4 (File No.  333-27105) filed with the SEC on July
          31, 1997)

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

10.9 OccuSystems, Inc. 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to OccuSys- tems' Registration Statement on Form S-1 (File No. 33-79734) filed with the SEC on May 8, 1995)

10.10     First Amended and Restated OccuSystems,  Inc. and its Subsidiaries and
          Affiliates Stock Option and Restricted Stock Purchase Plan dated April
          28, 1992 (incorporated by reference to Exhibit 10.11 to Occu- Systems'
          Registration  Statement on Form S-1 (File No. 33-79734) filed with the
          SEC on May 8, 1995)

10.11     Employment  Agreement dated April 21, 1997, between the Registrant and
          Joseph F. Pesce  (incorporated  by  reference  to Exhibit  10.9 to the
          Registrant's  Registration  Statement on Form S-4 (File No. 333-27105)
          filed with the SEC on July 31, 1997)

10.12     Employment  Agreement dated April 21, 1997, between the Registrant and
          Richard A. Parr II  (incorporated by reference to Exhibit 10.11 to the
          Registrant's  Registration  Statement on Form S-4 (File No. 333-27105)
          filed with the SEC on July 31, 1997)

10.13     Employment  Agreement dated April 21, 1997, between the Registrant and
          W. Thomas Fogarty  (incorporated  by reference to Exhibit 10.13 to the
          Registrant's  Registration  Statement on Form S-4 (File No. 333-27105)
          filed with the SEC on July 31, 1997)

10.14     Employment  Agreement dated April 21, 1997, between the Registrant and
          James M. Greenwood (incorpo- rated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-4 (File No. 333-
          27105) filed with the SEC on July 31, 1997)


  EXHIBIT
NUMBER                               DESCRIPTION
---------- ---------------------------------------------------------------------
10.15     Indemnification  Agreement  dated  September  17,  1997,  between  the
          Registrant and Daniel J. Thomas (iden- tical  agreements were executed between the  Registrant  and each of the  following:  Joseph F. Pesce,
          Richard  A.  Parr II,  James M.  Greenwood,  W. Tom  Fogarty,  Kenneth
          Loffredo,  Mitchell  T.  Rabkin,  George  H.  Con-  rades,  Robert  A.
          Ortenzio,  Lois E.  Silverman,  Paul  B.  Queally,  John  K.  Carlyle)
          (incorporated by reference to Exhibit 10.17 to the Registrant's Annual
          Report on Form 10-K (File No.  000-22751)  filed with the SEC on March
          31, 1998)

10.16 Agreement of Acceptance dated as of July 29, 1997, among the Registrant, Donald J. Larson and Lois E. Silverman (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-4 (File No. 333-27105) filed with the SEC on July 31, 1997)

10.17     Software  License  Agreement  dated  February 10, 1995 between CRA and
          CompReview, Inc. (confidential treatment granted) (incorporated by reference to CRA's Registration Statement on Form S-1 (File No.
          33-90426) filed with the SEC on March 17, 1995)

10.18     Lease  Agreement  dated  January 1, 1994  between the  Registrant  and
          Colonial  Realty Trust for office space  located at 168 U.S.  Route 1,
          Falmouth,  ME 04105  (incorporated  by reference  to Exhibit  10.10 to
          CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)

10.19     Lease  Agreement  dated  January 1, 1994  between the  Registrant  and
          Colonial  Realty Trust for office space  located at 46 Austin  Street,
          Newtonville,  MA 02160  (incorporated by reference to Exhibit 10.11 to
          CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)

10.20     Lease  Agreement  dated  January 1, 1994  between the  Registrant  and
          Colonial  Realty  Trust for office  space  located at 312 Union Wharf,
          Boston, MA 02109  (incorporated by reference to Exhibit 10.17 to CRA's
          Reg- istration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)

10.21     Lease  Agreement  dated  January 1, 1994  between the  Registrant  and
          Colonial Realty Trust for office space located at 565 Turnpike Street,
          North Andover, MA 01845 (incorporated by reference to Exhibit 10.18 to
          CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)

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

10.26     Occupational Medicine Center Management and Consulting Agreement dated
          December 31, 1993,  between Concentra Health Services,  Inc. (formerly
          OccuCenters,   Inc.)  ("CHS")  and  Occupational   Health  Centers  of
          Southwest,  P.A., a Texas  professional  association  (incorporated by reference to Exhibit 10.6 to OccuSys- tems' Annual Report on Form 10-K
          (File No. 0-24440) filed with the SEC on March 29, 1996)

10.27     Occupational Medicine Center Management and Consulting Agreement dated
          December  31, 1993,  between CHS and  Occupational  Health  Centers of
          Southwest, P.A., a Arizona professional association (incorporated by reference to Exhibit 10.7 to OccuSystems' Annual Report on Form 10-K
          (File No. 0-24440) filed with the SEC on March 29, 1996)

10.28     Occupational Medicine Center Management and Consulting Agreement dated
          December 31, 1993, between CHS and Occupational  Health Centers of New
          Jersey,  a  New  Jersey  professional  association   (incorporated  by
          reference to Exhibit 10.8 to  OccuSystems'  Registration  Statement on
          Form S-1 (File No. 33-01660) filed with the SEC on March 28, 1996)


  EXHIBIT
NUMBER                               DESCRIPTION
----------- --------------------------------------------------------------------
10.29     Warrant  Agreement  dated  January  3, 1995  between  OccuSystems  and
          Creditanstalt-  Bankverein  (incorpora-  tion by  reference to Exhibit
          10.13 to  OccuSystems'  Registration  Statement  on Form S-1 (File No.
          33-01660) filed with the SEC on March 28, 1996)

10.30 Voting Agreement dated May 15, 1997, by and between Lois E. Silverman and Donald J. Larson (incorpo- rated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K (File No. 000-22751) filed with the SEC on March 31, 1998)

10.31     Amendment  No. 1 to Rights  Agreement  dated March 2, 1999 between the
          Registrant and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form
          8-K (File No. 000-22751) filed with the SEC on March 31, 1998)

10.32+ Amendment No. 1 to Employment Agreement dated January 12, 1999 between the Registrant and Joseph F. Pesce

10.33+ Amendment No. 1 to Employment Agreement dated January 12, 1999 between the Registrant and Richard A. Parr II

10.34+    Employment Agreement dated January 12, 1999 between the Registrant and
          Daniel J. Thomas

10.35+ Amendment No. 1 to Employment Agreement dated January 12, 1999 between the Registrant and W. Tho- mas Fogarty

10.36+ Amendment No. 1 to Employment Agreement dated January 12, 1999 between the Registrant and James M. Greenwood

10.37 Employment Agreement dated September 17, 1997, between the Registrant and Kenneth Loffredo (incorpo- rated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-22751)
          filed with the SEC on November 13, 1998)

10.38+ Amendment No. 1 to Employment Agreement dated January 12, 1999 between the Registrant and Kenneth Loffredo

10.39     Agreement  and Plan of  Merger  dated  March 2,  1999  between  Yankee
          Acquisition Corp. and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No.
          000- 22751) filed with the SEC on March 3, 1999)

10.40 Amended and Restated Agreement and Plan of Merger dated March __, 1999 between Yankee Acquisition Corp. and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form
          8-K (File No. 000-22751) filed with the SEC on March __, 1999)

10.41     Employment Agreement dated January 12, 1998 between the Registrant and
          Richard D. Rehm, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-22751)
          filed with the SEC on August 13, 1998)

10.42 Employment Agreement dated February 10, 1998 between the Registrant and Stephen Read (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-22751) filed with the SEC on August 13, 1998)

10.43 Indemnification Agreement dated May 13, 1998 between the Registrant and Hon. Willis D. Gradison, Jr. (identical agreements executed between the Registrant and Stephen Read (dated December 16, 1997),
          Rich- ard D. Rehm, M.D.  (dated May 13, 1998),  Eliseo Ruiz III (dated
          May 11, 1998), Scott Henault (dated Sep- tember 17, 1997), Darla Walls
          (dated December 16, 1997), Jeffrey R. Luber (dated December 16, 1997) and Martha Kuppens (dated December 16, 1997)) (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form
          10-Q (File No. 000-22751) filed with the SEC on August 13, 1998

21.1+     List of Subsidiaries

23.1+     Consent of Arthur Andersen LLP

27.1+     Financial Data Schedule

+ Filed herewith.