Form 10-Q
period 1999-03-31
CONCENTRA MANAGED CARE INC
filed 1999-05-14
CIK 1038528

SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549



                                    FORM 10-Q



             {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                  Yes {X} No{ }


At May 3, 1999, the registrant had outstanding an aggregate of 47,373,423 shares of its Common Stock, $.01 par value.


                                 CONCENTRA MANAGED CARE, INC.


                                            INDEX

                                                                                        PAGE
PART I. FINANCIAL INFORMATION

Consolidated Balance Sheets at December 31, 1998 and March 31, 1999 (Unaudited)           3

Consolidated Statements of Operations (Unaudited) for the Three Months Ended
 March 31, 1998 and 1999                                                                  4

Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended
 March 31, 1998 and 1999                                                                  5

Notes to Consolidated Financial Statements (Unaudited)                                    6

Management's Discussion and Analysis of Financial Condition and Results of Operations    13

Quantitative and Qualitative Dislosures About Market Risk                                23


PART II. OTHER INFORMATION                                                               24

Signature                                                                                25

EXHIBIT INDEX                                                                            26


                                  CONCENTRA MANAGED CARE, INC.
                                  CONSOLIDATED BALANCE SHEETS
                              DECEMBER 31, 1998 AND MARCH 31, 1999

                                                                 DECEMBER 31,      MARCH 31,
                              ASSETS                                 1998            1999
-------------------------------------------------------------   -------------    -------------
                                                                                  (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                     $ 104,478,000    $  97,269,000
  Marketable securities                                             5,000,000        5,003,000
  Accounts receivable, net                                        128,522,000      138,116,000
  Prepaid expenses, tax assets and other current assets            29,706,000       31,687,000
                                                                -------------    -------------
          Total current assets                                    267,706,000      272,075,000
PROPERTY AND EQUIPMENT, at cost                                   139,414,000      146,370,000
Accumulated depreciation and amortization                         (52,478,000)     (56,345,000)
                                                                -------------    -------------
NET  PROPERTY AND EQUIPMENT                                        86,936,000       90,025,000
GOODWILL AND OTHER INTANGIBLE ASSETS, NET                         280,377,000      289,290,000
MARKETABLE SECURITIES                                              10,583,000       10,542,000
OTHER ASSETS                                                       11,561,000       11,410,000
                                                                -------------    -------------
                                                                $ 657,163,000    $ 673,342,000
                                                                =============    =============

               LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------
CURRENT LIABILITIES:
  Revolving credit facilities                                   $          --    $          --
  Current portion of long-term debt                                    55,000           55,000
  Accounts payable, accrued income tax and expenses                39,308,000       39,844,000
  Accrued payroll and related expenses                             25,973,000       29,451,000
                                                                -------------    -------------
          Total current liabilities                                65,336,000       69,350,000

LONG-TERM DEBT, NET OF CURRENT PORTION                            327,870,000      327,845,000
DEFERRED INCOME TAXES AND OTHER LIABILITIES                        24,082,000       27,800,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock                                                        471,000          473,000
  Paid-in capital                                                 270,654,000      272,420,000
  Accumulated other comprehensive income - unrealized gain on
      marketable securities                                            60,000            1,000
  Retained deficit                                                (31,310,000)     (24,547,000)
                                                                -------------    -------------
          Total stockholders' equity                              239,875,000      248,347,000
                                                                -------------    -------------
                                                                $ 657,163,000    $ 673,342,000
                                                                =============    =============

    The accompanying notes are an integral part of these consolidated financial statements.

                          CONCENTRA MANAGED CARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                   (Unaudited)

                                                    1998              1999
                                               -------------    -------------
Revenue:
  Health Services                              $  59,325,000    $  72,071,000
  Managed Care Services:
    Specialized cost containment                  44,379,000       46,712,000
    Field case management                         41,840,000       38,077,000
                                               -------------    -------------
       Total Managed Care Services                86,219,000       84,789,000
                                               -------------    -------------
          Total revenue                          145,544,000      156,860,000

Cost of services:
  Health Services                                 46,288,000       59,108,000
  Managed Care Services                           64,758,000       65,937,000
                                               -------------    -------------
       Total cost of services                    111,046,000      125,045,000
                                               -------------    -------------
          Total gross profit                      34,498,000       31,815,000

General and administrative expenses               10,699,000       14,483,000
Amortization of intangibles                        2,027,000        2,140,000
Non-recurring charge                              12,600,000               --
                                               -------------    -------------
          Operating income                         9,172,000       15,192,000

Interest expense                                   3,882,000        4,677,000
Interest income                                     (233,000)      (1,112,000)
Other, net                                           109,000          164,000
                                               -------------    -------------
          Income before income taxes               5,414,000       11,463,000

Provision for income taxes                         4,567,000        4,700,000
                                               -------------    -------------
Net income                                     $     847,000    $   6,763,000
                                               =============    =============

Basic earnings per share                               $0.02            $0.14
                                               =============    =============
  Weighted average common shares outstanding      44,939,000       47,251,000
                                               =============    =============

Diluted earnings per share                             $0.02            $0.14
                                               =============    =============
  Weighted average common shares and common
    share equivalents outstanding                 47,769,000       47,882,000
                                               =============    =============

The accompanying notes are an integral part of these consolidated financial statements.


                                  CONCENTRA MANAGED CARE, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                           (Unaudited)

                                                                     1998              1999
                                                                 -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $     847,000    $   6,763,000
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                    3,178,000        4,856,000
    Amortization and write-off of intangibles                        2,027,000        2,140,000
    Amortization of deferred finance costs                             202,000          499,000
    Write-off of fixed assets                                               --          290,000
  Change in assets and liabilities:
    Accounts receivable                                             (3,370,000)      (7,676,000)
    Prepaid expenses and other assets                                  808,000       (2,329,000)
    Accounts payable, accrued expenses and income taxes              6,927,000        4,035,000
                                                                 -------------    -------------
          Net cash provided by operating activities                 10,619,000        8,578,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                                (1,577,000)     (10,243,000)
  Purchase of property and equipment                               (10,395,000)      (7,244,000)
  Purchase of investments, net                                              --          (21,000)
  Proceeds from sale of property and equipment and other               440,000               --
                                                                 -------------    -------------
          Net cash used in investing activities                    (11,532,000)     (17,508,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (payments) under revolving credit facilities, net     (49,000,000)              --
  Proceeds from the issuance of long-term debt                     200,000,000               --
  Payment of deferred financing costs                               (5,120,000)              --
  Repayments of long-term debt                                     (49,219,000)         (25,000)
  Net proceeds from the issuance of common stock
    under employee stock purchase and option plans                   3,892,000        1,746,000
  Payments to dissenting shareholders                              (15,047,000)              --
  Dividends and distributions to shareholders                       (1,509,000)              --
                                                                 -------------    -------------
          Net cash provided by financing activities                 83,997,000        1,721,000
                                                                 -------------    -------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                              83,084,000       (7,209,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      12,576,000      104,478,000
                                                                 -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  95,660,000    $  97,269,000
                                                                 =============    =============

  Interest paid                                                  $   1,203,000    $   5,587,000
  Income taxes paid                                              $   1,112,000    $     484,000
  Conversion of notes payable into common stock                  $  10,000,000    $          --
  Liabilities and debt assumed in acquisitions                   $     933,000    $   2,323,000

     The accompanying notes are an integral part of these consolidated financial statements.

                          CONCENTRA MANAGED CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The accompanying unaudited financial statements have been prepared by Concentra Managed Care, Inc. (the "Company" or "Concentra") pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (all of which are of a normal recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with the annual financial statements and, accordingly, should be read in conjunction with the attached Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and footnotes for the year ended December 31, 1998 included in the Company's Form 10-K, where certain terms have been defined.

(1) PENDING TRANSACTION

On March 2, 1999, Concentra announced that it signed a definitive merger agreement to merge with Yankee Acquisition Corp. ("Yankee"), a corporation formed by Welsh, Carson, Anderson & Stowe ("Welsh Carson") and a 14.8% stockholder of the Company. Concentra's board of directors unanimously approved the transaction based upon the recommendation of its special committee of the board of directors, which was formed on October 29, 1998 to evaluate strategic alternatives in response to several unsolicited expressions of interest regarding the possible acquisition of some or all of the Company's common stock. On March 24, 1999, Concentra entered into an amended and restated agreement and plan of merger with Yankee. Pursuant to the amended merger agreement, Welsh Carson will acquire approximately 93% and funds managed by Ferrer Freeman Thompson & Co., LLC ("Ferrer Freeman") will acquire approximately 7% of the post-merger shares of common stock of Concentra for $16.50 per share. As a result of the merger, each outstanding share of Concentra common stock will be converted into the right to receive $16.50 in cash.

The transaction is valued at approximately $1,100,000,000, including the refinancing of $327,750,000 of the 6.0% and 4.5% Convertible Subordinated Notes that contain change in control provisions in the related indentures. The transaction is structured to be accounted for as a recapitalization and is expected to be completed late in the second quarter or early in the third quarter of 1999. The transaction is conditioned upon, among other things, approval of the stockholders of Concentra, receipt of financing and certain regulatory approvals.

To finance the acquisition of Concentra, Welsh Carson will invest approximately $392,432,000 in equity financing, including the value of shares already owned by Welsh Carson, and up to $110,200,000 in subordinated indebtedness. Additionally, Ferrer Freeman will invest approximately $30,600,000 in equity. Welsh Carson has also received commitments from various lenders to provide financing of $190,000,000 in senior subordinated notes, $375,000,000 in term loans and a $100,000,000 revolving credit facility to replace Concentra's existing Senior Credit Facility. Additionally, Concentra would utilize excess cash on hand at the time of the merger to help finance the purchase of Concentra common stock. Simultaneous with the right to receive cash for shares, Yankee would merge with and into Concentra with Concentra surviving.

As a result of the merger, Concentra will incur certain deal fees and financing costs of approximately $46,200,000. These costs will consist principally of banking and professional fees of approximately $19,700,000 associated with the issuance of new debt which will be capitalized as deferred finance costs and other banking, professional and transaction fees of $26,500,000 associated with the merger which will be expensed.

(2) BASIS OF PRESENTATION AND RECENT ACQUISITIONS

On February 24, 1998, the Company acquired all of the outstanding common stock of Preferred Payment Systems, Inc. ("PPS") of Naperville, Illinois, in exchange for approximately 7,100,000 shares of Concentra common stock, the assumption of PPS options totaling approximately 580,000 shares of Concentra common stock, the payment of $15,047,000 in cash to dissenting PPS shareholders, and the assumption of approximately $49,000,000 of debt which was repaid at the time of the acquisition (see Note 4). This merger was accounted for as a pooling of interests. PPS, founded in 1990, is a provider of specialized cost containment and outsourcing services for healthcare payors. The Company also completed several immaterial acquisitions during the first quarter of 1999. None of these acquisitions were significant in relation to the Company's consolidated financial statements and, therefore, pro forma financial information has not been presented.

In the first quarter of 1998, the Company recorded a non-recurring charge of $12,600,000 primarily associated with the merger of PPS. The utilization of this charge through March 31, 1999, was approximately $5,250,000 for professional fees and services, $2,743,000 in costs associated with personnel reductions, $911,000 in facility consolidations and closings, $1,627,000 associated with the write-off of deferred financing fees on PPS indebtedness retired and $1,337,000 of other non-

                          CONCENTRA MANAGED CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

recurring costs. At March 31, 1999, approximately $732,000 of the non-recurring charge remains primarily related to remaining facility lease obligations.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") effective in the first quarter of 1998. SFAS 130 establishes standards for reporting comprehensive income and its components in the consolidated financial statements. The Company's reported net income for the three months ended March 31, 1998 and 1999 does not materially differ from comprehensive income as defined in SFAS 130.

(3) EARNINGS PER SHARE

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


                                                            1998          1999
                                                         -----------   -----------
BASIC EARNINGS PER SHARE:
  Net income available to shareholders                   $   847,000   $ 6,763,000
                                                         ===========   ===========
  Weighted average common shares outstanding              44,939,000    47,251,000
                                                         ===========   ===========

  Basic earnings per share                               $      0.02   $      0.14
                                                         ===========   ===========

DILUTED EARNINGS PER SHARE:
  Net income available to shareholders                   $   847,000   $ 6,763,000
    Interest on dilutive convertible notes, net of tax        52,000            --
                                                         ===========   ===========
  Diluted net income                                     $   899,000   $ 6,763,000
                                                         ===========   ===========

  Weighted average common shares outstanding              44,939,000    47,251,000
    Dilutive options, warrants and notes payable           1,469,000       631,000
    Dilutive convertible notes (1)                         1,361,000            --
                                                         -----------   -----------
  Weighted average common shares and equivalents
    outstanding                                           47,769,000    47,882,000
                                                         ===========   ===========

  Diluted earnings per share                                   $0.02         $0.14
                                                         ===========   ===========

(1) Excludes common stock equivalents of 3,291,243 shares of common stock related to the 6.0% Convertible Subordinated Notes issued in December 1996 and 5,575,758 shares of common stock related to the 4.5% Convertible Subordinated Notes issued in March and April 1998 as they are anti-dilutive for the applicable periods presented.

                          CONCENTRA MANAGED CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(4) REVOLVING CREDIT FACILITIES AND LONG-TERM DEBT

The Company's debt as of December 31, 1998 and March 31, 1999 consists of the following:

                                                         DECEMBER 31,      MARCH 31,
                                                             1998            1999
                                                        -------------    -------------
Senior Credit Facility                                  $          --    $          --
4.5% Convertible Subordinated Notes due March 2003        230,000,000      230,000,000
6.0% Convertible Subordinated Notes due December 2001      97,750,000       97,750,000
Other                                                         175,000          150,000
                                                        -------------    -------------
                                                          327,925,000      327,900,000
Less: Current maturities                                      (55,000)         (55,000)
                                                        =============    =============
     Long-term debt, net of current maturities          $ 327,870,000    $ 327,845,000
                                                        =============    =============

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

On March 11, 1998, the Company issued $200,000,000 4.5% Convertible Subordinated Notes due March 15, 2003. On April 6, 1998, the underwriters exercised the $30,000,000 overallotment provision. The 4.5% Convertible Subordinated Notes are convertible into the Company's common stock, at the option of the holder, at a conversion price of $41.25 per share, representing a conversion premium of 25% over the March 10, 1998 closing price. The 4.5% Convertible Subordinated Notes are general unsecured obligations of the Company ranking equal in right of payment with the 6.0% Convertible Subordinated Notes and all other unsecured indebtedness of the Company and have similar terms and conditions as the 6.0% Convertible Subordinated Notes.

On February 24, 1998, the Company acquired PPS and retired $49,000,000 of PPS' outstanding indebtedness. PPS' 5.0% Convertible Subordinated Notes due August 2006 converted into 2,721,904 shares of Concentra common stock.

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

As a result of the fourth quarter 1998 non-recurring charge, the Company was not in compliance with certain leverage ratio covenants under the Senior Credit Facility in the fourth quarter of 1998 and in the first quarter of 1999. The Company received a waiver on all fourth quarter of 1998 and first quarter of 1999 financial covenant calculations through June 30, 1999. The Company does not have any borrowings outstanding under the Senior Credit Facility and does not anticipate the need to borrow under the Senior Credit Facility for the next twelve months.

(5) SEGMENT INFORMATION

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

                          CONCENTRA MANAGED CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Specialized Cost Containment services include first report of injury, utilization management (precertification and concurrent review), retrospective medical bill review, telephonic case management, specialized preferred provider organization ("PPO") network access, independent medical examinations ("IMEs"), peer reviews and hospital bill auditing. These services are designed to reduce the cost of workers' compensation claims, automobile accident injury claims and group health claims.

Field Case Management provides services involving case managers and nurses working on a one-on-one basis with injured employees and their various healthcare professionals, employers and insurance company adjusters to assist in maximizing medical improvement and, where appropriate, to expedite the return to work.

The Health Services Group is managed separately and has different economic characteristics from the Field Case Management and Cost Containment groups, and is therefore shown as a separate reportable segment. The Field Case Management Group and certain operating segments included in the Specialized Cost Containment Groups have similar economic characteristics and may share the same management and/or locations. However, the Field Case Management Group is reported as a separate segment for management reporting purposes and it represents 48.5% and 44.9% of total Managed Care Services revenue for the three months ended March 31, 1998 and 1999, respectively.

There has not been a material change in the composition of segment identifiable assets as of March 31, 1999 as compared to December 31, 1998 amounts reported in the Company's 1998 Form 10-K. Revenues from individual customers, revenues between business segments and revenues, operating profit and identifiable assets of foreign operations are not significant.

The Company's Statements of Operations on a segment basis for the three months ended March 31, 1998 and 1999 were as follows:

                                                          1998            1999
                                                     -------------    -------------
Revenues:
  Health Services                                    $  59,325,000    $  72,071,000
  Managed Care Services:
    Specialized cost containment                        44,379,000       46,712,000
    Field case management                               41,840,000       38,077,000
                                                     -------------    -------------
      Total Managed Care Services                       86,219,000       84,789,000
                                                     -------------    -------------
                                                       145,544,000      156,860,000

Gross profit margins:
  Health Services                                       13,037,000       12,963,000
  Managed Care Services:
    Specialized cost containment                        14,382,000       13,809,000
    Field case management                                7,079,000        5,043,000
                                                     -------------    -------------
      Total Managed Care Services                       21,461,000       18,852,000
                                                     -------------    -------------
                                                        34,498,000       31,815,000

Operating income (1):
    Managed Care Services                                1,864,000        9,850,000
    Health Services                                      7,308,000        5,342,000
                                                     -------------    -------------
                                                         9,172,000       15,192,000

Interest expense                                         3,882,000        4,677,000
Interest income                                           (233,000)      (1,112,000)
Other expense, net                                         109,000          164,000
                                                     -------------    -------------
  Income before income taxes                             5,414,000       11,463,000
Provision for income taxes                               4,567,000        4,700,000
                                                     -------------    -------------
  Net income                                         $     847,000    $   6,763,000
                                                     =============    =============

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

REFERENCE IS HEREBY MADE TO THE COMPANY'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998, WHERE CERTAIN TERMS HAVE BEEN DEFINED, AND FORM 8-KS RELATING TO THE PROPOSED MERGER, ALL FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, FOR CERTAIN CONSIDERATIONS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN THIS DOCUMENT.

PENDING TRANSACTION

On March 2, 1999, Concentra announced that it has signed a definitive merger agreement to merge with Yankee Acquisition Corp. ("Yankee"), a corporation formed by Welsh, Carson, Anderson & Stowe ("Welsh Carson") and a 14.8% stockholder of the Company. Concentra's board of directors unanimously approved the transaction based upon the recommendation of its special committee of the board of directors, which was formed on October 29, 1998 to evaluate strategic alternatives in response to several unsolicited expressions of interest regarding the possible acquisition of some or all of the Company's common stock. On March 24, 1999, Concentra entered into an amended and restated agreement and plan of merger with Yankee. Pursuant to the amended merger agreement, Welsh Carson will acquire approximately 93% and funds managed by Ferrer Freeman Thompson & Co., LLC ("Ferrer Freeman") will acquire approximately 7% of the post-merger shares of common stock of Concentra for $16.50 per share. As a result of the merger, each outstanding share of Concentra common stock will be converted into the right to receive $16.50 in cash.

The transaction is valued at approximately $1,100,000,000, including the refinancing of $327,750,000 of the 6.0% and 4.5% Convertible Subordinated Notes that contain change in control provisions in the related indentures. The transaction is structured to be accounted for as a recapitalization and is expected to be completed late in the second quarter of 1999. The transaction is conditioned upon, among other things, approval of the stockholders of Concentra, receipt of financing and certain regulatory approvals.

To finance the acquisition of Concentra, Welsh Carson will invest approximately $392,432,000 in equity financing, including the value of shares already owned by Welsh Carson, and up to $110,200,000 in subordinated indebtedness. Additionally, Ferrer Freeman will invest approximately $30,600,000 in equity. Welsh Carson has also received commitments from various lenders to provide financing of $190,000,000 in senior subordinated notes, $375,000,000 in term loans and a $100,000,000 revolving credit facility to replace Concentra's existing Senior Credit Facility. Additionally, Concentra would utilize excess cash on hand at the time of the merger to help finance the purchase of Concentra common stock. Simultaneous with the right to receive cash for shares, Yankee would merge with and into Concentra with Concentra surviving.

As a result of the merger, Concentra will incur certain deal fees and financing costs of approximately $46,200,000. These costs will consist principally of banking and professional fees of approximately $19,700,000 associated with the issuance of new debt which will be capitalized as deferred finance costs and other banking, professional and transaction fees of $26,500,000 associated with the merger which will be expensed.

OVERVIEW

Concentra Health Services, Inc. ("Health Services"), an operating subsidiary of Concentra, manages occupational healthcare centers at which it provides support personnel, marketing, information systems and management services to its affiliated physicians. Health Services owns all of the operating assets of the occupational healthcare centers, including leasehold interests and medical equipment. Health Services generates its net patient service revenues primarily from the diagnosis,

                          CONCENTRA MANAGED CARE, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

treatment and management of work-related injuries and illnesses and from other occupational healthcare services, such as employment-related physical examinations, drug and alcohol testing, functional capacity testing and other related programs. For the three months ended March 31, 1998 and 1999, Health Services derived 62.5% and 63.2% of its net revenues from the treatment of work-related injuries and illnesses, respectively and 37.5% and 36.8% of its net revenues from non-injury related medical services, respectively.

Concentra Managed Care Services, Inc. ("Managed Care Services"), an operating subsidiary of Concentra, provides specialized cost containment and field case management services designed to reduce costs associated with workers' compensation, disability and automobile accident coverage. Specialized cost containment includes first report of injury, utilization management (precertification and concurrent review), retrospective medical bill review, telephonic case management, PPO network access, independent medical examinations ("IMEs"), peer reviews and hospital bill auditing services that are designed to reduce the cost of workers' compensation claims, automobile accident injury claims and group health claims. On February 24, 1998, the Company merged with Preferred Payment Systems, Inc. ("PPS") in a pooling-of-interests transaction and significantly expanded its presence in the out-of-network group health bill review market. In the first quarter of 1998, the Company recorded a non-recurring charge of $12,600,000 primarily associated with the merger of PPS. Managed Care Services currently derives most of its revenues on a fee-for-service basis.

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

The following table provides certain information concerning the Company's service locations:


                                                                                                  THREE MONTHS
                                                                   YEARS ENDED DECEMBER 31,           ENDED
                                                                 ------------------------------     MARCH 31,
                                                                     1997            1998             1999
                                                                 -------------- --------------- ------------------
Service locations at the end of the period:
     Medical centers (1)                                              140            156              169
     Cost containment services                                         83             85               79
     Field case management (2)                                        123             89               90

Physician practices acquired during the period (3)                     22             12               13
Physician practices developed during the period                         8              4                -
Number of affiliated physicians at the end of the period              252            278              306
Medical centers - same market growth (4)                             11.0%          11.4%            10.7%

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

                          CONCENTRA MANAGED CARE, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999

REVENUES

Total revenues increased 7.8% in the first quarter of 1999 to $156,860,000 from $145,544,000 in the first quarter of 1998. Managed Care Services' revenues decreased 1.7% in the first quarter of 1999 to $84,789,000 as field case management revenues decreased 9.0% for the first quarter of 1999 to $38,077,000 from $41,840,000 in the first quarter of 1998 and specialized cost containment revenues increased 5.3% in the first quarter of 1999 to $46,712,000 from $44,379,000 in the first quarter of 1998. Health Services' revenues increased 21.5% in the first quarter of 1999 to $72,071,000 from $59,325,000 in the first quarter of 1998.

The Health Services' revenue growth resulted primarily from the acquisition of practices and an increase of business in existing markets. The increase in specialized cost containment revenue growth is largely attributable to growth in telephonic case management, first report of injury and retrospective medical bill review services in existing locations. The decrease in field case management revenue is primarily attributable to a reorganization of the division in the fourth quarter of 1998 to improve efficiency through facility consolidations and related headcount reductions. Managed Care Services believes that the current size of its field case management office network is sufficient to serve the needs of its nationwide customers. As a result, Managed Care Services anticipates opening only a few new field case management offices per year if client needs in selected regions require it. The Company would, however, continue to examine the possibility of acquiring additional field case management offices or businesses if an appropriate strategic opportunity arose.

The Company's total contractual allowances offset against revenues during the three months ended March 31, 1998 and 1999 were $3,842,000 and $5,700,000, respectively.

COST OF SERVICES

Total cost of services increased 12.6% in the first quarter of 1999 to $125,045,000 from $111,046,000 in the first quarter of 1998. Health Services' cost of sales increased 27.7% in the first quarter of 1999 to $59,108,000 from $46,288,000 in the first quarter of 1998 while Managed Care Services' cost of services increased 1.8% in the first quarter of 1999 to $65,937,000 from $64,758,000 in the first quarter of 1998.

Total gross profit margin decreased to 20.3% in the first quarter of 1999 compared to 23.7% in the first quarter of 1998. Health Services gross profit margin decreased to 18.0% in the first quarter of 1999 compared to 22.0% in the first quarter of 1998 while Managed Care Services' gross profit margin decreased to 22.2% in the first quarter of 1999 compared to 24.9% in the first quarter of 1998.

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

Managed Care Services' gross profit margins decreased in the first quarter of 1999 due primarily to a slow down in field case management revenue and a decrease in provider bill review gross profit margins. Provider bill review gross profit margins decreased due primarily to pricing concessions made in the second half of 1998 and an increase in the level of bad debt provision. The Company expects the gross profit margin for provider bill review to continue to be affected negatively for the remainder of the first half of 1999 versus the first half of 1998 by the impact of pricing concessions made in the second half of 1998 and a higher level of bad debt provision.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 35.4% in the first quarter of 1999 to $14,483,000 from $10,699,000 in the first quarter of 1998, or 9.2% and 7.4%
as a percentage of revenue for the first quarter of 1999 and 1998, respectively. The increase in general and administrative expenses in 1999 was due primarily to the continued investment in the Information Services and Technology Group and in accounting and administrative personnel.

AMORTIZATION OF INTANGIBLES

Amortization of intangibles increased 5.6% in the first quarter of 1999 to $2,140,000 from $2,027,000 in the first quarter of 1998, or 1.4% as a percentage of revenue for the first quarter of 1999 and 1998. The increase is the result of amortizing additional intangible assets such as goodwill, customer lists and assembled workforces primarily associated with acquisitions by Health Services.

                          CONCENTRA MANAGED CARE, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NON-RECURRING CHARGE

The Company recorded a non-recurring charge of $12,600,000 in the first quarter of 1998 primarily associated with the merger of PPS. The utilization of this charge through March 31, 1999, was approximately $5,250,000 for professional fees and services, $2,743,000 in costs associated with personnel reductions, $911,000 in facility consolidations and closings, $1,627,000 associated with the write-off of deferred financing fees on PPS indebtedness retired and $1,337,000 of other non-recurring costs. At March 31, 1999, approximately $732,000 of the non-recurring charge remains primarily related to remaining facility lease obligations.

In the fourth quarter of 1998, the Company recorded a non-recurring charge of $20,514,000 primarily associated with the reorganization of its Managed Care Services division to improve efficiency through facility consolidations and related headcount reductions, an impairment loss on the intangible related to an acquired contract and costs associated with settling claims on other expired contracts. The utilization of this charge through March 31, 1999 was approximately $7,416,000 in charges related to an impairment loss on the intangible related to an acquired contract, $3,464,000 in costs associated with personnel reductions and $1,981,000 in facility consolidations. At March 31, 1999, approximately $7,653,000 of the non-recurring charge remains primarily related to remaining facility lease obligations and costs associated with settling claims on other expired contracts.

INTEREST EXPENSE

Interest expense increased $795,000 in the first quarter of 1999 to $4,677,000 from $3,882,000 in the first quarter of 1998 due primarily to increased outstanding borrowings from the issuance of $200,000,000 in 4.5% Convertible Subordinated Notes in March 1998 partially offset by the repayment of borrowings under the Senior Credit Facility and debt assumed in the merger with PPS.

INTEREST INCOME

Interest income increased $879,000 in the first quarter of 1999 to $1,112,000 from $233,000 in the first quarter of 1998 due primarily to the investment of excess cash as a result of the net proceeds of $223,589,000 from the March and April 1998 issuance of the 4.5% Convertible Subordinated Notes after the payment of approximately $122,000,000 of outstanding borrowings under the Senior Credit Facility, debt assumed in the merger with PPS and the payment to PPS dissenting shareholders.

OTHER EXPENSE

Other expense increased $55,000 in the first quarter of 1999 to $164,000 from $109,000 in the first quarter of 1998. Other expenses are primarily related to minority interests.

PROVISION FOR INCOME TAXES

The Company's provision for income taxes increased $133,000 in the first quarter of 1999 to $4,700,000 from $4,567,000 in the first quarter of 1998. The effective tax rate was 41.0% and 84.4% in the first quarters of 1999 and 1998, respectively. Excluding the tax effects of the non-recurring charge, the effective tax rate would have been 42.0% for the first quarter of 1998. The above disparity in the effective tax rate for the non-recurring charge is the result of the impact of the non-deductibility of certain fees and expenses associated with the acquisitions. The Company expects to continue to provide for its taxes at an effective tax rate of approximately 41% for the remainder of the year.

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

The Year 2000 Program Office engaged an outside consultant to assist in an inventory and assessment of Year 2000 affected areas, with a primary focus on information technology systems, third party software and key suppliers and selected customers. This inventory and assessment was completed in the fourth quarter of 1998. The Year 2000 Program Office also engaged an outside consultant in the first quarter of 1999 to assist in inventory, assessment and remediation efforts of the Company's information systems infrastructure Year 2000 compliance. The Company's internal inventory and assessment of non-information technology systems (e.g. embedded systems contained in medical equipment) was completed in the fourth quarter of 1998. Remediation or replacement of noncompliant Year 2000 medical equipment began in the first quarter of 1999 and is expected to be completed by the third quarter of 1999.

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

The Company currently estimates that the total cost of implementing its Year 2000 Program will be between $5,000,000 and $10,000,000. This preliminary estimate is based upon presently available information and will be updated as the Company finalizes its assessments and continues through implementation. In particular, the estimate may also need to be increased as the Company receives feedback from key suppliers and selected customers and formulates contingency plans, if required. It is expected these costs will not be significantly different from the Company's current planned investment for information technology, and therefore, should not have a material adverse effect on the Company's long-term results of operations, liquidity or consolidated financial position. However, until the information systems infrastructure assessment phase is completed in the second quarter of 1999, the Company is uncertain if its present plans and resources will be sufficient to ensure Year 2000 compliance of all "mission critical" projects by January 1, 2000. The Company's capital and noncapital investment in the Information Services and Technology Group was approximately $32,000,000 in 1998 and expected to be approximately $50,000,000 in 1999. Of this investment, the Company's Year 2000 Program Office incurred expenses of approximately $700,000 through March 31, 1999 primarily associated with the engagement of outside consultants to assist in the inventroy, assessment and remediation of Year 2000 affected areas.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flows generated from operations was $8,578,000 for the first three months of 1999 and $10,619,000 for the first three months of 1998. During the first three months of 1999, working capital used $5,970,000 of cash due primarily to an increase in accounts receivable of $7,676,000 and prepaid expenses of $2,329,000 of prepaid expenses partially offset by an increase in accounts payable and accrued expenses.

The Company utilized net cash of $10,243,000 in connection with acquisitions and $7,244,000 to purchase property and equipment during the first three months of 1999, the majority of which was spent on new computer and software technology. Cash flows provided by financing activities of $1,721,000 was due primarily to proceeds from the employee stock purchase plan. The Company's capital and non-capital investment in the Information Services and Technology Group was approximately $32,000,000 in 1998 and expected to be approximately $50,000,000 in 1999.

The Company believes that its current cash balances, the cash flow generated from operations and its borrowing capacity under the $100,000,000 Senior Credit Facility, will be sufficient to fund the Company's working capital, medical center acquisitions and capital expenditure requirements for at least the next twelve months. As a result of the fourth quarter of 1998 non-recurring charge, the Company was not in compliance with certain leverage ratio covenants under the Senior Credit Facility in the fourth quarter of 1998 and in the first quarter of 1999. The Company received a waiver on all fourth quarter of 1998 and first quarter of 1999 financial covenant calculations through June 30, 1999. The Company does not have any borrowings outstanding under the Senior Credit Facility and does not anticipate the need to borrow under the Senior Credit Facility for the next twelve months.

The Company's long-term liquidity needs consist of working capital and capital expenditure requirements, the funding of any future acquisitions and the repayment of the 6.0% Convertible Subordinated Notes in 2001 and 4.5% Convertible Subordinated Notes in 2003. The Company intends to fund these long-term liquidity needs from the cash generated from operations, available borrowings under the Senior Credit Facility and, if necessary, future debt or equity financing. There can be no assurance that any future debt or equity financing will be available on terms favorable to the Company.

Concentra is aware of three lawsuits that have been filed by alleged stockholders of Concentra relating to the Merger. All three lawsuits were filed in the Chancery Court for New Castle County, Delaware. Each of the lawsuits names Concentra, its directors and Yankee as defendants. The plaintiff in each lawsuit seeks to represent a putative class of all public holders of Concentra common stock. The lawsuits allege, among other things, that the directors of Concentra breached their fiduciary duties to Concentra's stockholders by approving the merger with Yankee. The lawsuits seek, among other things, preliminary and permanent injunctive relief prohibiting consummation of the merger with Yankee, unspecified damages, attorneys' fees and other relief. Concentra expects that these lawsuits will be consolidated into a single action. Concentra intends to contest these lawsuits vigorously.

                          CONCENTRA MANAGED CARE, INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Concentra has not entered into derivative financial instruments or derivative commodity instruments. The Company's marketable securities are held as available for sale in accordance with provisions of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". At March 31, 1999, the unrealized gain on marketable securities totaled $1,000.

                          CONCENTRA MANAGED CARE, INC.


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Forms 8-K

(a) Exhibits

         Exhibit 27 - Financial Data Schedule


(b) Reports on Form 8-K

         Form 8-K dated February 4, 1999 regarding the Company's press release announcing the Company's earnings for the three and twelve months ended December 31, 1998.

         Form 8-K dated March 3, 1999 regarding the Company entering into an Agreement and Plan of Merger with Yankee Acquisition Corp. on March 2, 1999.

         Form 8-K dated March 29, 1999 regarding the Company entering into an Amended and Restated Agreement and Plan of Merger with Yankee Acquisition Corp. on March 24, 1999.

                          CONCENTRA MANAGED CARE, INC.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          CONCENTRA MANAGED CARE, INC.



Date:  May 14, 1999                        By: /s/ Joseph F. Pesce
                                          --------------------------------------
                                          Joseph F. Pesce
                                          Executive Vice President,
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial and Accounting
                                          Officer)

                          CONCENTRA MANAGED CARE, INC.


                                  EXHIBIT INDEX



                                                                           Page
                                                                           ----

27    Financial Data Schedule                                               26