Form 10-K/A
period 1998-12-31
CONCENTRA MANAGED CARE INC
filed 1999-07-15
CIK 1038528

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549
                                ---------------

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

         Yes |X|   No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

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


                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE.

================================================================================

                         CONCENTRA MANAGED CARE, INC.
                                   FORM 10-K
                      FISCAL YEAR ENDED DECEMBER 31, 1998

                                     INDEX

                                                                                                           Page
                                                                                                          -----
PART I
Item 1.      Business .................................................................................   1
Item 2.      Properties ...............................................................................   20
Item 3.      Legal Proceedings ........................................................................   20
Item 4.      Submission of Matters to a Vote of Security Holders ......................................   20
PART II
Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters ....................   21
Item 6.      Selected Financial Data ..................................................................   22
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations ....   22
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk ...............................   30
Item 8.      Financial Statements and Supplementary Data ..............................................   30
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .....   30
PART III
Item 10.     Directors and Executive Officers of the Registrant .......................................   31
Item 11.     Executive Compensation ...................................................................   34
Item 12.     Security Ownership of Certain Beneficial Owners and Management ...........................   42
Item 13.     Certain Relationships and Related Transactions ...........................................   43
PART IV
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K ..........................   44

                          FORWARD LOOKING INFORMATION

     This Report contains certain forward-looking statements that are based on management's current views and assumptions regarding future events, future business conditions and the outlook for the Company based on currently available information. Wherever possible, the Company has identified these "forward-looking statements" (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) by words and phrases such as "anticipates", "plans", "believes", "estimates", "expects", "will be developed and implemented", and similar expressions. Readers are
cautioned not to place undue reliance on these forward-looking     statements.
These  forward-looking  statements  are  subject  to risks and uncertainties and future events could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. The Company assumes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.


                                    PART I


ITEM 1. BUSINESS

A. GENERAL
     Concentra Managed Care, Inc. (the "Company" or "Concentra")* is the leading provider of healthcare management and cost containment services to the workers' compensation, auto insurance and disability insurance markets. The Company is also the leading provider of out-of-network medical claims review to the group health marketplace and performs non-injury healthcare services for over 80,000 local employers. Concentra offers a continuum of services to employers, insurers and third-party administrators ("TPAs") of all sizes. The Company's services allow customers to increase the direction of care for injury claims, aggressively manage the treatment plan and thereby control the total costs of those claims, and review medical claims retrospectively, thus reducing overall workers' compensation, auto insurance, disability and out-of-network group health costs. The Company has demonstrated that by both providing healthcare and offering claims management services, Concentra is in a unique position to offer and provide a full continuum of services on a bundled or unbundled basis to national or regional accounts and local employers.
     Concentra's comprehensive services are comprised of three distinct categories: (i) healthcare services, (ii) specialized cost containment services, and (iii) field case management services. For the year ended December 31, 1998, revenues from healthcare services, specialized cost-containment services and field case management services represented approximately 43%, 30% and 27% of total revenues, respectively.
     Healthcare services are provided through the Company's network of 169 owned and managed occupational healthcare centers, located in 50 markets in 25 states as of March 15, 1999. Healthcare services include injury care and physical therapy services for work-related injuries and illnesses, physical examinations, substance abuse testing and certain other loss-prevention services.
     Specialized cost containment services are comprised of the Company's first report of injury service provided through its First Notice Systems* subsidiary ("First Notice"), telephonic case management services, provider bill review services, preferred provider organization ("PPO") access through the Company's Focus Healthcare Management* subsidiary ("Focus"), out-of-network bill review services through the Company's Concentra Preferred Systems subsidiary ("CPS"), independent medical exams ("IMEs") and peer reviews. CPS provides out-of-network medical bill review services primarily to the group health market, but Concentra is now marketing this service to its workers' compensation and auto insurance customers.
     Field case management services are provided to a national customer base utilizing over 1,100 full time field case managers. Field case management services involve working on a one-on-one basis with injured employees and facilitating communication among their various healthcare professionals, employers and insurance company adjusters. Field case management services are designed both to assist in maximizing medical improvement and, where appropriate, to expedite return to work.

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

     Out-of-Network Bill Review

     Through   CPS,  Concentra  continues  to  expand  its  market  presence  in retrospective bill review services. CPS is the market leader in this line of business in the group health arena and is expanding its services into the workers' compensation market in states that have not established fee schedules and into the auto insurance market when appropriate. CPS utilizes a variety of techniques to reduce expenses by repricing hospital and other facilities' bills. Utilizing its comprehensive portfolio of products, CPS reduces costs ordinarily payable on medical bills submitted by healthcare providers and the administrative expense associated with reviewing and analyzing medical bills. These services include professional fee negotiation, line-item analysis, and other specialized audit and bill review processes, as well as access to a nationwide PPO network.

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

     The current service delivery model employed at CPS is designed to review most provider bill types, employ four distinct transmission modalities to facilitate the exchange of bill data, utilize various database technologies as part of the bill screening process, score each bill referred based on the individual service requirements of each client group, and route each bill to the most appropriate bill review service included in a consolidated portfolio of cost containment services. CPS has packaged this process and markets it as the Healthcare Bill Management

System ("HBMS"). The system affords large payor clients scale and capacity, consolidated and uniform cost management capability, rigorous due diligence and superior performance.

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


     Financial  information  regarding  the  Company's  segments is set forth in
Note 13 of Notes to Consolidated Financial Statements, beginning on Page F-21.

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

     Concentra is compensated primarily on a fee-for-service or percentage of savings basis. The Company's largest customer represented less than 6% of Concentra's total revenue in 1998. The Company has not entered into written agreements with most of its healthcare services customers. Many of the Company's specialized cost containment and field case management relationships are based on written agreements. However, either the customer or the Company can terminate most of these agreements on short notice.



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

EFFECT OF AMORTIZATION ON RESULTS OF OPERATIONS


     Concentra has had, and will continue to have, significant charges for depreciation and amortization expense related to the fixed assets and goodwill and other intangibles acquired, or to be acquired, in its acquisitions. Consequently, the Company expects that such depreciation and amortization will continue to have an impact on its results of operations. The Company periodically reviews whether changes have occurred, either specific to the business or generally in the industry, which might require revision of the remaining estimated useful life of the assigned goodwill or render all or a portion of the goodwill non-recoverable. In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," impairments are determined by comparing undiscounted estimated future cash flows to the carrying value of long-lived assets. At December 31, 1998, intangible assets were approximately $278.0 million compared to total assets of $656.8 million and stockholders' equity of $239.9 million.


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

     On January 22, 1998, Concentra issued 3,500 shares of Common Stock to Meadowlands Medical Associates, P.A. ("Meadowlands"), as a portion of the purchase price for the Company's purchase of substantially all of the assets of Meadowlands' business. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

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


OVERVIEW
     On August 29, 1997, Concentra Managed Care, Inc. ("Concentra" or the "Company"), a Delaware corporation, was formed by the merger (the "1997
Merger") of CRA Managed Care, Inc. ("CRA") and OccuSystems, Inc. ("OccuSystems"). The 1997 Merger was a tax-free stock for stock exchange accounted for as a pooling of interests.
     Concentra Health Services, Inc. ("Health Services"), an operating subsidiary of Concentra, which was formerly OccuSystems, Inc., manages occupational healthcare centers at which it provides support personnel, marketing,  information  systems  and  management  services  to  its  affiliated physicians. Health Services owns all of the operating assets of the occupational healthcare centers, including leasehold interests and medical equipment. Health Services generates its net patient service revenues primarily from the diagnosis, treatment and management of work-related injuries and illnesses and from other occupational healthcare services, such as employment-related physical examinations, drug and alcohol testing, functional capacity testing and other related programs. For the years ended December 31, 1996, 1997 and 1998, Health Services derived 63.8%, 63.5% and 63.1% of its net revenues from the treatment of work-related injuries and illnesses, respectively and 36.2%, 36.5% and 36.9% of its net revenues from non-injury related medical services, respectively.
     Physician and physical therapy services are provided at the Health Services centers under management agreements with affiliated physician associations (the "Physician Groups"), which are organized professional corporations that hire licensed physicians and physical therapists to provide medical services to the centers' patients. Health Services has a nominee shareholder relationship with the Physician Groups as defined in EITF 97-2, Application of APB Opinion No. 16 and FASB Statement No. 94 to Physician Practice Entities, and as a result, the financial statements of the Physician Groups are consolidated. Specifically:
     o Health Services can at all times establish or effect change in the nominee shareholder;
     o Health Services can cause a change in the nominee shareholder an unlimited number of times;
     o Health Services has sole discretion without cause to establish or change the nominee shareholders;
     o Health Services has sole discretion as to the choice of new nominee shareholder;
     o Health Services and the Physician Groups would incur no more than a nominal cost to cause a change in the nominee shareholder; and,
     o Neither Health Services nor the Physician Groups are subject to any significant adverse impact upon a change in the nominee shareholder.
     The Company's management fees from the Physician Groups are calculated as collected revenue net of compensation, benefits and other expenses incurred by the Physician Groups.
     Concentra Managed Care Services, Inc. ("Managed Care Services"), an operating subsidiary of Concentra which was formerly CRA Managed Care, Inc., provides specialized cost containment and field case management services. Specialized cost containment includes first report of injury, utilization management (precertification and concurrent review), retrospective medical bill review, telephonic case management, preferred provider organization ("PPO") network access, independent medical examinations ("IMEs"), peer reviews and out-of-network bill review services that are designed to reduce the cost of workers' compensation claims, automobile accident injury claims and group health claims. On February 24, 1998, the Company merged with Preferred Payment Systems, Inc. ("PPS") in a pooling-of-interests transaction and significantly expanded its presence in the out-of-network group health bill review market. PPS, now operating as Concentra Preferred Systems ("CPS"), is a nationwide provider of specialized cost containment and outsourcing services for healthcare payors. In the first quarter of 1998, the Company recorded a non-recurring charge of $12,600,000 primarily associated with the merger of PPS. Managed Care Services has experienced significant growth in its specialized cost containment services by virtue of the following acquisitions: (1) FOCUS HealthCare Management, Inc. ("FOCUS") on April 2, 1996, (2) Prompt Associates, Inc. ("PROMPT") on October 29, 1996, (3) First Notice Systems, Inc. ("FNS"), on June 4, 1997, (4) About Health, Inc. ("ABOUT HEALTH") by PPS in a two-step transaction on August 1, 1997 and October 31, 1997 and (5) other smaller acquisitions. Managed Care Services currently derives most of its revenues on a fee-for-service or percentage of savings basis.
     Field case management services involve working on a one-on-one basis with injured employees and their various health care professionals, employers and insurance company adjusters to assist in maximizing medical improvement and, where appropriate, to expedite the return to work. Managed Care Services' field case management revenue growth has resulted from both local market share gains and geographic office expansion; however, field case management gross profit margins deteriorated in the second half of 1998 prompting a reorganization in the fourth quarter of 1998 to improve efficiency. As a result, the Company recorded a non-recurring charge of $20,514,000 primarily associated with the reorganization of its Managed Care Services division to improve efficiency through facility consolidations and related headcount reductions, to recognize an impairment loss on the intangible related to an acquired contract and costs associated with settling claims on other expired contracts. Managed Care Services believes that the current size of its field case management office network is sufficient to serve the needs of its nationwide customers. As a result, Managed Care Services anticipates opening only a few new field case management offices per year if client needs in selected regions require it. The Company would, however, continue to examine the possibility of acquiring additional field case management offices or businesses if an appropriate strategic opportunity arose.
     The following table provides certain information concerning the Company's service locations:



                                                                              Years Ended December 31,
                                                                        ------------------------------------
                                                                           1996         1997         1998
                                                                        ----------   ----------   ----------
Service locations at the end of the period:
 Occupational healthcare centers (1) ................................        109          140          156
 Cost containment services offices ..................................         70           83           85
 Field case management offices (2) ..................................        118          123           89
Physician practices acquired during the period (3) ..................         32           22           12
Physician practices developed during the period .....................         10            8            4
Number of affiliated physicians at the end of the period ............        196          252          278
Occupational healthcare centers - same market revenue growth (4).....       10.7%        11.0%        11.4%



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


RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


REVENUES

     Total  revenues  increased  24.9% in 1998 to $611,056,000 from $489,318,000 in 1997. Health Services' revenues increased 24.9% in 1998 to $259,481,000 from $207,676,000 in 1997. Managed Care Services' revenues increased 24.8% in 1998 to $351,575,000 from $281,642,000 in 1997, as specialized cost containment revenues increased  28.6%  in  1998  to  $183,734,000 from $142,919,000 in 1997 and field case management revenues increased 21.0% in 1998 to $167,841,000 from $138,723,000 in 1997.

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

     The Company's total contractual allowances offset against revenues during the years ended December 31, 1998 and 1997 were $16,095,000 and $14,718,000, respectively.


COST OF SERVICES
     Total cost of services increased 25.9% in 1998 to $469,297,000 from $372,639,000 in 1997. Health Services' cost of services increased 29.5% in 1998 to $201,181,000 from $155,376,000 in 1997, while Managed Care Services' cost of services increased 23.4% in 1998 to $268,116,000 from $217,263,000 in 1997.
     Total gross profit margins decreased slightly to 23.2% in 1998 compared to 23.8% in 1997. Health Services' gross profit margins decreased to 22.5% in 1998 compared to 25.2% in 1997, while Managed Care Services' gross profit margins increased to 23.7% in 1998 compared to 22.9% in 1997.
     Health Services' gross profit margins decreased primarily as a result of an acceleration in the roll- out of patient tracking and billing systems into the medical centers, increased spending on marketing and facility improvements and the impact of lower gross profit margins from practices recently acquired and developed. Historically, as certain functions are consolidated and other staff-related changes occur, coupled with increased patient volume, the gross profit margins of acquired or developed practices have tended to improve.
     Managed Care Services has seen improvement in gross profit margins primarily resulting from a shift in its revenue mix towards specialized cost containment services, including the services provided by PPS (including its acquisition of ABOUT HEALTH) and FNS, which historically have had higher gross profit margins than revenues derived from field case management. Although the gross profit margins improved slightly in 1998, they were negatively affected by a decrease in provider bill review gross profit margins and a slow down in the growth of field case management revenues and resulting gross profit margins. The provider bill review gross profit margins decrease was due primarily to start- up costs, pricing concessions on new customers and an increase in the level of uncollectable accounts receivable charges. Concentra expects the gross profit margin for provider bill review to continue to be affected negatively for the first half of 1999 compared to the first half of 1998 due to the impact of pricing concessions made in the second half of 1998 and a higher level of bad debt provision.


GENERAL AND ADMINISTRATIVE EXPENSES
     General and administrative expenses increased 13.8% in 1998 to $45,326,000 from $39,831,000 in 1997, or 7.4% and 8.1% as a percentage of revenue for 1998 and 1997, respectively. The increase in general and administrative expenses in 1998 was due primarily to the continued investment in the Information Services and Technology Group and in accounting and administrative personnel.


AMORTIZATION OF INTANGIBLES
     Amortization of intangibles increased 37.4% in 1998 to $8,119,000 from $5,908,000 in 1997, or 1.3% and 1.2% as a percentage of revenues for 1998 and 1997, respectively. This increase is the result of amortizing additional intangible assets such as goodwill, customer lists and assembled workforces primarily associated with the purchases of FNS, ABOUT HEALTH by PPS, VMC and various smaller acquisitions by Health Services.

NON-RECURRING CHARGE
     The Company recorded non-recurring charges for the years ended December 31, 1998 and 1997 of $33,114,000 and $38,625,000, respectively.

     In the first quarter of 1998, the Company recorded a non-recurring charge of $12,600,000 primarily associated with the merger of PPS. The utilization of this charge through December 31, 1998, was approximately $5,136,000 for professional fees and services, $2,355,000 in costs associated with personnel reductions, $746,000 in facility consolidations and closings, $1,627,000 associated with the write-off of deferred financing fees on PPS indebtedness retired and $1,264,000 of other non-recurring costs. At December 31, 1998, approximately $1,472,000 of the non-recurring charge remains primarily related to remaining facility lease obligations. In the fourth quarter of 1998, the Company recorded a non-recurring charge of $20,514,000 primarily associated with the reorganization of its Managed Care Services division to improve efficiency through facility consolidations and related headcount reductions, to recognize an impairment loss on the intangible related to an acquired contract and costs associated with settling claims on other expired contracts. The utilization of this charge through December 31, 1998 was approximately $7,416,000 in charges related to the recognition of an impairment loss on the intangible related to an acquired contract, $2,490,000 in costs associated with personnel reductions and $1,140,000 in facility consolidations. At December 31, 1998, approximately $9,468,000 of the non- recurring charge remains primarily related to remaining facility lease obligations and costs associated with settling claims or other expired contracts.
     The Company's reorganization plan of its Managed Care Services division, including headcount reductions and facility consolidations, was developed between early September and the end of October 1998. The reorganization plan was carried out in late October and early November 1998 with all headcount reductions of 168 employees completed and most of the facility consolidations completed or underway in the fourth quarter of 1998. The restructuring plan has not changed significantly from the Company's original estimate since most of the actions were completed or underway by December 31, 1998. The Company is realizing savings of approximately $2,400,000 per quarter in personnel and facility related expenses and has not experienced any significant interruptions in its operations as a result of the restructuring.
     In the third quarter of 1997, the Company recorded a non-recurring charge of $38,625,000 associated with the merger of CRA Managed Care, Inc. and OccuSystems, Inc. The Company finalized its merger and transition plan during the third quarter of 1997 with much of the detailed planning occurring in August and September 1997, prior to the end of the quarter. The merger and transition plan was approved by senior management in September 1997 and it identified all significant actions to be taken, including reductions in duplicative personnel The utilization of this charge through December 31, 1998, was approximately $11,569,000 for professional fees and services, $16,216,000 in costs associated with personnel reductions and the consolidation of CRA's and OccuSystems' employee benefits, $5,945,000 in facility consolidations and closings, $2,541,000 for the write-off of start-up costs and $2,354,000 of other charges.
     The Company expects to expend approximately $8,400,000 over the next twelve months relating to the first quarter of 1998 and fourth quarter of 1998 non-recurring changes, consisting of approximately $1,800,000 of severance related costs, $3,200,000 of facility related costs, $3,000,000 of costs associated with settling claims on expired contracts and $400,000 of other costs.

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

OTHER EXPENSE, NET
     Other expense, net decreased $839,000 in 1998 to $44,000 from $883,000 in 1997 primarily as a result of PPS' 1997 minority interest expense of $556,000 related to the two-step acquisition of ABOUT HEALTH and the 1997 amortization of start-up costs of $315,000 recorded prior to the write- off of start-up costs in the third quarter of 1997, partially offset by earnings in unconsolidated affiliates.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

REVENUES

     Total  revenues  increased  31.3% in 1997 to $489,318,000 from $372,683,000 in 1996. Health Services' revenues increased 22.1 % in 1997 to $207,676,000 from $170,035,000 in 1996. Managed Care Services' revenues increased 39.0% in 1997 to $281,642,000 from $202,648,000 in 1996, as specialized cost containment revenues increased 70.6% in 1997 to $142,919,000 from $83,784,000 in 1996 and field case management revenues increased 16.7% in 1997 to $138,723,000 from $118,864,000 in 1996.

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

     The Company's total contractual allowances offset against revenues during the years ended December 31, 1997 and 1996 were $14,718,000 and $3,680,000, respectively.

COST OF SERVICES
     Total cost of services increased 28.5% in 1997 to $372,639,000 from $289,928,000 in 1996. Health Services' cost of services increased 18.8% in 1997 to $155,376,000 from $130,754,000 in 1996, while Managed Care Services' cost of services increased 36.5% in 1997 to $217,263,000 from $159,174,000 in 1996.
     Total gross profit margins increased to 23.8% in 1997 compared to 22.2% in 1996. Health Services' gross profit margins increased to 25.2% in 1997 compared to 23.1% in 1996, while Managed Care Services' gross profit margins increased to 22.9% in 1997 compared to 21.5% in 1996.
     Health Services' gross profit margin improvement has resulted from increased efficiencies and productivity. As certain functions are consolidated and other staff-related changes occur, coupled with increased patient volume, the margins of acquired or developed practices have tended to improve. Managed Care Services has seen improvement in gross margin primarily resulting from a shift in its revenue mix towards specialized cost containment services, including the services provided by FOCUS, PROMPT, FNS and ABOUT HEALTH, which historically have had higher gross profit margins than revenues derived from field case management.

GENERAL AND ADMINISTRATIVE EXPENSES
     General and administrative expenses increased 20.1% in 1997 to $39,831,000 from $33,155,000 in 1996, or 8.1% and 8.9% as a percentage of revenue for 1997 and 1996, respectively. The increase in general and administrative expenses in 1997 was due primarily to expenses associated with acquisitions and the continued investment in the Information Services and Technology Group.


AMORTIZATION OF INTANGIBLES
     Amortization of intangibles increased 71.6% in 1997 to $5,908,000 from $3,442,000 in 1996, or 1.2% and 0.9% as a percentage of revenues for 1997 and 1996, respectively. This increase is the result of amortizing additional intangible assets such as goodwill, customer lists and assembled workforces primarily associated with the purchase of FOCUS, PROMPT, FNS, ABOUT HEALTH by PPS, VMC and other smaller acquisitions.

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


OTHER EXPENSE, NET
     Other expense, net increased $47,000 in 1997 to $883,000 from $836,000 in 1996 primarily due to minority interests.


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

     The Company currently estimates that the total cost of implementing its Year 2000 Program will be between $5,000,000 and $10,000,000. This preliminary estimate is based upon presently available information and will be updated as the Company finalizes its assessments and continues through implementation. In particular, the estimate may also need to be increased as the Company receives feedback from key suppliers and selected customers and formulates contingency plans, if required. It is expected these costs will not be significantly
different   from  the  Company's  current  planned  investment  for  information technology, and therefore, should not have a material adverse effect on the Company's long-term results of operations, liquidity or consolidated financial position. However, until the information systems infrastructure assessment phase is completed in the second quarter of 1999, the Company is uncertain if its present plans and resources will be sufficient to ensure Year 2000 compliance of all "mission critical" projects by January 1, 2000. The Company's capital and noncapital investment in the Information Services and Technology Group was approximately $32,000,000 in 1998 and is expected to be approximately $50,000,000 in 1999. Of this investment, the Company's Year 2000 Program Office incurred expenses of approximately $300,000 in fiscal 1998 primarily associated with the engagement of an outside consultant to assist in an inventory and assessment of Year 2000 affected areas.

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

LIQUIDITY AND CAPITAL RESOURCES
     Cash flows generated from (used for) operations were $34,949,000, ($487,000) and $15,595,000 for the years ended December 31, 1998, 1997 and
1996, respectively. During 1998, working capital used $20,283,000 of cash primarily due to an increase in accounts receivable of $19,765,000 and prepaid expenses and income taxes of $1,480,000 and offset by an increase in accounts payable, accrued expenses and income taxes of $962,000. Accounts receivable increased primarily due to continued revenue growth, while accounts payable, accrued expenses and income taxes was affected by the timing of payments and the remaining obligations relating to the first quarter and fourth quarter of 1998 non-recurring charges.
     The Company expects to expend approximately $8,400,000 over the next twelve months relating to the first quarter of 1998 and fourth quarter of 1998 non-recurring charges, consisting of approximately $1,800,000 of severance related costs, $3,200,000 of facility related costs, $3,000,000 of costs associated with settling claims on expired contracts and $400,000 of other costs.
     The Company utilized net cash of $18,070,000 in connection with acquisitions, $15,523,000 to purchase marketable securities and $34,187,000 of cash to purchase property and equipment during 1998, the majority of which was spent on new computer hardware and software technology. The Company's capital and non-capital investment in the Information Services and Technology Group was approximately $32,000,000 in 1998 and are expected to be approximately $50,000,000 in 1999.
     Cash flows provided by financing activities of $121,555,000 were derived primarily from the issuance of $230,000,000 in 4.5% Convertible Subordinated Notes, or $223,589,000 net of deferred finance fees. A portion of the proceeds from the issuance of the 4.5% Convertible Subordinated Notes was used to repay borrowings under the Senior Credit Facility, repay debt assumed in the merger with PPS, and for the payment of $15,047,000 to PPS dissenting shareholders. Net proceeds from the issuance of Common Stock under employee stock purchase and option plans and the related tax benefit was $14,403,000.
     The Company believes that its current cash balances, the cash flow generated from operations and its borrowing capacity under the $100,000,000 Senior Credit Facility, if needed, will be sufficient to fund the Company's working capital, medical center acquisitions and capital expenditure requirements for at least the next twelve months. As a result of the fourth quarter 1998 non-recurring charge, the Company was not in compliance with certain leverage ratio covenants under the $100,000,000 Senior Credit Facility in the fourth quarter of 1998 and the Company expects it will not be in compliance with those covenants in the first quarter of 1999. The Company received a waiver on all financial covenants through the first quarter of 1999. The Company does not have any borrowings outstanding under the Senior Credit Facility and does not anticipate the need to borrow under the Senior Credit Facility for the next twelve months.
     The Company's long-term liquidity needs consist of working capital and capital expenditure requirements, the funding of any future acquisitions and the repayment of the 6% Convertible Subordinated Notes in 2001 and 4.5% Convertible Subordinated Notes in 2003. The Company intends to fund these long-term liquidity needs from the cash generated from operations, available borrowings under the Senior Credit Facility and, if necessary, future debt or equity financing. There can be no assurance that any future debt or equity financing will be available on terms favorable to the Company.



SUBSEQUENT EVENTS
     On March 2, 1999, Concentra entered into a definitive agreement to merge (the "Merger") with Yankee Acquisition Corp. ("Yankee"), a corporation formed by Welsh, Carson, Anderson & Stowe ("WCAS"), a 14.9% stockholder of the Company. Concentra's Board of Directors unanimously approved the transaction based upon the recommendation of its special committee of the Board of Directors, which was formed on October 29, 1998 to evaluate strategic alternatives in response to several unsolicited expressions of interest regarding the possible acquisition of some or all of the Company's Common Stock. On March 24, 1999, Concentra entered into an

Amended and Restated Agreement and Plan of Merger with Yankee (the "Amended Merger Agreement"). Pursuant to the Amended Merger Agreement, Yankee will acquire approximately 87%, funds managed by Ferrer Freeman Thompson & Co. ("FFT") will acquire approximately 7% and other investors will acquire approximately 6% of the post-merger shares of common stock of the Company for $16.50 per share. As a result of the Merger, each outstanding share of Concentra Common Stock will be converted into the right to receive $16.50 in cash.
     In connection with the Merger, effective March 2, 1999, Concentra amended its Rights Agreement. The amendment provides, among other things, that Yankee and its affiliates will not be deemed an Acquiring Person (as such term is defined in the Rights Agreement) and that the Rights Agreement will expire immediately prior to the effective time of the Merger.
     The transaction is valued at approximately $1,100,000,000, including the refinancing of $327,750,000 of the 6% and 4.5% Convertible Subordinated Notes which contain change in control provisions in the related indentures. The transaction is structured to be accounted for as a recapitalization and is expected to be completed in the third quarter of 1999. The transaction is conditioned upon, among other things, approval of the shareholders of Concentra, receipt of financing and certain regulatory approvals.
     To finance the acquisition of the Company, WCAS will invest approximately $369,432,000 in equity financing, including the value of shares and convertible notes already owned by WCAS, and up to $110,000,000 in subordinated indebtedness. Additionally, FFT will invest approximately $30,600,000 and other investors will invest approximately $23,000,000 in equity. WCAS has also received commitments from various lenders to provide Yankee with $190,000,000 in senior subordinated notes, a $375,000,000 term loan and a $100,000,000 revolving credit facility to replace the Company's existing Senior Credit Facility. Additionally, Yankee would also utilize the Company's excess cash on hand at the time of the merger to help finance the purchase of the Common Stock. Subsequent to the exchange of shares for cash, Yankee would merge with Concentra Managed Care, Inc. with Concentra Managed Care, Inc. surviving.
     As of March 26, 1999, Concentra is aware of three lawsuits that have been filed by alleged stockholders of Concentra relating to the Merger. All three lawsuits were filed in the Chancery Court for New Castle County, Delaware. Each of the lawsuits names Concentra, its directors and Yankee as defendants. The plaintiff in each lawsuit seeks to represent a putative class of all public holders of Concentra common stock. The lawsuits allege, among other things, that the directors of Concentra breached their fiduciary duties to Concentra's stockholders by approving the Merger. The lawsuits seek, among other things, preliminary and permanent injunctive relief prohibiting consummation of the Merger, unspecified damages, attorneys' fees and other relief. Concentra expects that these lawsuits will be consolidated into a single action. The Company intends to contest these lawsuits vigorously.



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

                                                                              LONG-TERM
                                                                            COMPENSATION
                                                                               AWARDS
                                                                             SECURITIES
                                            ANNUAL COMPENSATION              UNDERLYING       ALL OTHER
                                  --------------------------------------    OPTIONS/SARS     COMPENSATION
  NAME AND PRINCIPAL POSITION      YEAR     SALARY ($)(1)     BONUS ($)        (#)(2)           ($)(3)
-------------------------------   ------   ---------------   -----------   --------------   -------------
Daniel J. Thomas                  1998         294,241               0         250,000         3,276(4)
President and Chief Executive     1997         248,807          65,000         130,000           198
Officer, Director                 1996         225,000          60,000               0           198

James M. Greenwood                1998         247,495               0         250,000         3,250
Executive Vice President of       1997         212,974          52,500          85,000           198
Corporate Development             1996         170,000          40,000               0           198

Richard A. Parr II                1998         230,000               0          30,000         5,718
Executive Vice President,         1997         212,879          52,500          50,000           198
General Counsel and Secretary     1996          79,166          35,000          50,000            66

                                                                               LONG-TERM
                                                                              COMPENSATION
                                                                                 AWARDS
                                                                               SECURITIES
                                              ANNUAL COMPENSATION              UNDERLYING        ALL OTHER
                                    --------------------------------------    OPTIONS/SARS     COMPENSATION
   NAME AND PRINCIPAL POSITION       YEAR     SALARY ($)(1)     BONUS ($)        (#)(2)           ($)(3)
---------------------------------   ------   ---------------   -----------   --------------   --------------
Joseph F. Pesce                     1998         289,221               0         230,000          9,243
Executive Vice President, Chief     1997         245,096          86,500         130,000         12,720
Financial Officer and Treasurer     1996         235,000         108,100         160,740         17,955
W. Tom Fogarty, M.D.                1998         240,000               0          30,000          3,416
Senior Vice President and Chief     1997         223,671          55,000          75,000            864
Medical Officer                     1996         166,667          15,000               -            522
Donald J. Larson                    1998         434,540               0               -          5,161(5)
Former Chairman, President and      1997         320,204         116,500         100,000          3,200
Chief Executive Officer             1996         250,000         161,000         178,600          3,000

--------
(1) Salaries for  the  currently-employed  N amed  Executives Officers effective
    January 1, 1999 are $400,000 for Mr. Thomas, $300,000 for Mr. Pesce, $270,000 for Mr. Greenwood, $260,000 for Dr. Fogarty and $250,000 for Mr. Parr.

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


(5) Excludes payments totaling $1,354,092 paid to Mr. Larson in connection with his resignation from the Company as its Chairman, President and Chief Executive Officer in September of 1998 comprised of salary continuation payments of $1,150,000, transfer of the cash surrender value of a split-dollar life insurance policy of $168,592, consulting fees of $25,000 and other benefits of $10,500. The Company is further obligated to pay Mr. Larson an additional $125,000 under his consulting agreement in 1999.

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


                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
            AND FISCAL YEAR-END OPTION AND RESTRICTED STOCK VALUES




                                                                NUMBER OF SECURITIES
                                                               UNDERLYING UNEXERCISED            VALUE OF IN-THE-MONEY
                                                                  OPTIONS AT FISCAL                OPTIONS AT FISCAL
                             SHARES                                  YEAR END (#)                    YEAR END ($)(2)(3)
                           ACQUIRED ON         VALUE       -------------------------------   ---------------------------------
         NAME             EXERCISE (#)     REALIZED ($)     EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
----------------------   --------------   --------------   -------------   ---------------   -------------   --------------
Daniel J. Thomas         -                -                   389,000          266,000         1,020,312        352,357
James M. Greenwood       -                -                   123,000          262,000                 -        352,358
Richard A. Parr II       -                -                    62,750           67,250                 -        160,163
Joseph F. Pesce          -                -                   179,803          368,834           272,857        364,754
W. Tom Fogarty, M.D.     -                -                   103,800           79,500           211,719        192,195
Donald J. Larson         -                -                         -                -                 -              -


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




                                                        STOCK OPTIONS
                                                             AND
                                                         CONVERTIBLE        SHARES
                                                        SUBORDINATED     BENEFICIALLY    PERCENTAGE OF
                 NAME                       SHARES        NOTES(1)         OWNED (2)         CLASS
--------------------------------------   -----------   --------------   --------------  --------------
Welsh, Carson, Anderson
& Stowe and affiliates                    6,433,203         836,364        7,269,567         15.1%(3)
320 Park Avenue
New York, NY 10022
Massachusetts Financial
Services Company                          5,852,888         672,785        6,525,673         13.6%
500 Boylston
Boston, MA 02116
T. Rowe Price Associates                  5,629,587               -        5,629,587         11.9%
100 E. Pratt Street
Baltimore, MD 21202
Directors
John K. Carlyle                                 510          75,000           75,510            *
George H. Conrades                            1,326          51,971           53,297            *
Hon. Willis D. Gradison, Jr.                  1,510           5,000            6,510            *
Robert A. Ortenzio                           15,188          25,000           40,188            *
Mitchell T. Rabkin, M.D.                      1,326          51,971           53,297            *
Richard D. Rehm, M.D.                        10,000          38,750           48,750            *
Lois E. Silverman                           641,512          10,000          651,512          1.4%
Executive Officers
Daniel J. Thomas                             33,367         369,000          402,367            *
James M. Greenwood                           33,000         123,000          156,000            *
Richard A. Parr II                           17,773          62,750           80,523            *
Joseph F. Pesce                              40,411         179,803          220,214            *
W. Tom Fogarty, M.D.                         99,389         103,800          203,189            *
All directors and executive officers
as a group (14 persons)                     921,859       1,160,338        2,082,197          4.3%


--------
  * Less than 1%
(1) Includes shares that may be acquired within 60 days pursuant to conversion of convertible subordinated notes or pursuant to exercise of stock options awarded under incentive compensation plans.
(2) A person is considered to beneficially own any shares (a) over which such person exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire beneficial ownership at any time within 60 days of March 15, 1999 (i.e. through the conversion of securities or the exercise of stock options). Shares are deemed to be outstanding for the purposes of computing the percentage ownership of the person holding such shares, but are not deemed outstanding for purposes of computing the percentage of any other person shown on the table.
(3) The ownership percentage includes both shares and shares which would be issued upon the conversion of convertible subordinated notes owned as of March 15, 1999. Between July 2, 1999 and July 6, 1999, WCAS sold 90,000 shares decreasing its beneficial ownership to 14.9% as of July 6, 1999

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On March 2, 1999, Concentra entered into the Merger Agreement with Yankee. On March 24, 1999, Concentra entered into an Amended Merger Agreement with Yankee, amending the Merger Agreement. The Amended Merger Agreement contemplates Merger of Yankee with and into Concentra. As a result of the Merger, each outstanding share of Concentra Common Stock will be converted into the right to receive $16.50 in cash. The Merger is conditioned upon, among other things, approval by the stockholders of Concentra, receipt of financing and certain regulatory approvals. The transaction is structured to be accounted for as a recapitalization.

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



     Report of Independent Public Accountants .......................   F-1
     Consolidated Balance Sheets-December 31, 1997 and 1998 .........   F-2
     Consolidated Statements of Operations-Years Ended
      December 31, 1996, 1997 and 1998 ..............................   F-3
     Consolidated Statements of Cash Flows-Years Ended
      December 31, 1996, 1997 and 1998 ..............................   F-4
     Consolidated Statements of Stockholders' Equity-Years Ended
      December 31, 1996, 1997 and 1998 ..............................   F-5
     Notes to Consolidated Financial Statements .....................   F-6


     2. Financial Statement Schedule


     The financial statement schedule, Supplemental Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1996, 1997 and 1998, is filed with this report and appears on page S-1.

     The  Report  of  Independent  Public  Accountants  on  Financial  Statement
Schedule is filed with this report and appears on page S-2.


     All  other  schedules  for which provision is made in Regulation S-X of the
Securities   and   Exchange  Commission  are  not  required  under  the  related instructions or are not applicable and, therefore, have been omitted.

     3. Exhibits:

     The following is a list of exhibits filed as part of the Form 10-K:



 Exhibit
 Number                                                   Description
-------- -------------------------------------------------------------------------------------------------------------
2.1      Agreement and Plan of Merger dated February 24, 1998 among the Registrant and Preferred Payment Sys-
         tems, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant's Annual Report on Form 10-K (File
         No. 000-22751) filed with the SEC on March 31, 1998)
2.2      Agreement and Plan of Merger dated March 2, 1999 between Yankee Acquisition Corp. and the Registrant
         (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 000-
         22751) filed with the SEC on March 3, 1999)
2.3      Amended and Restated Agreement and Plan of Merger dated March 24, 1999 between Yankee Acquisition
         Corp. and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on
         Form 8-K (File No. 000-22751) filed with the SEC on July 14, 1999)
3.1      Amended and Restated Certificate of Incorporation dated August 27, 1997 (incorporated by reference to
         Exhibit 3.1 to the Registrant's Annual Report on Form 10-K (File No. 000-22751) filed with the SEC on
         March 31, 1998)
3.2      Bylaws of Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on
         Form S-4 (File No. 333-27105) filed with the SEC on July 31, 1997)
4.1      Form of Certificate of Common Stock, par value $.01 per share, of the Registrant (incorporated by refer-
         ence to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-27105) filed with the SEC on July 31, 1997)
4.2      Indenture dated December 24, 1996 between OccuSystems and United States Trust Company of New York,
         as Trustee, (the "OccuSystems Indenture") relating to the 6% Convertible Subordinated Notes due 2001
         (incorporated by reference to Exhibit 4.1 to OccuSystems' Registration Statement on Form S-3 (File No.
         333-20933) as filed with the SEC on January 31, 1997)

 Exhibit
Number                                                      Description
-------- -----------------------------------------------------------------------------------------------------------------
 4.3     First Supplemental Indenture dated August 29, 1997 between OccuSystems, the Registrant and United States
         Trust Company of New York, as Trust, relating to the 6% Convertible Subordinated Notes due 2001 (incor-
         porated by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K (File No. 00-22751)
         filed with the SEC on March 31, 1998)
 4.4     Indenture dated as of March 16, 1998 between the Registrant and Chase Bank of Texas, N.A., as Trustee,
         (the "Concentra Indenture") relating to the 4.5% Convertible Subordinated Notes due 2003 (incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-22751) filed with the SEC on
         March 30, 1998)
 4.5     Form of 6% Convertible Subordinated Note due 2001, establishing the terms of the 6% Convertible Subor-
         dinated Notes due 2001 pursuant to the OccuSystems Indenture (incorporated by reference to Exhibit A to the OccuSystems Indenture which Indenture is incorporated by reference to Exhibit 4.1 to OccuSystems'
         Registration Statement on Form S-3 (File No. 333-20933) as filed with the SEC on January 31, 1997)
 4.6     Form of 4.5% Convertible Subordinated Notes due 2003, establishing the terms of the 4.5% Convertible
         Subordinated Notes due 2003 pursuant to the Concentra Indenture (incorporated by reference to the Regis-
         trant's Current Report on Form 8-K (File No. 000-22751) filed with the SEC on March 30, 1998)
 4.7     Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to
         Exhibit 4.6 to the Registrant's Annual Report on Form 10-K (File No. 000-22751) filed with the SEC on
         March 31, 1998)
 4.8     Form of Right Certificate (included as Exhibit B to the Rights Agreement filed as Exhibit 10.2 hereto). Pur-
         suant to the Rights Agreement, printed Right Certificates will not be delivered until as soon as practicable after the Distribution Date (as defined in the Rights Agreement)
 4.9     Registration Rights Agreement dated as of March 11, 1998, among the Registrant, BT Alex. Brown Incor-
         porated, BancAmerica Robertson Stephens, Donaldson, Lufkin & Jenrette Securities Corporation and Piper
         Jaffray Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-22751)
         filed with the SEC on March 30, 1998)
 4.10    Registration Rights Agreement dated as of March 8, 1994, among Comprehensive Rehabilitation Associates,
         Inc., J.H. Whitney & Co., Whitney 1990 Equity Fund, L.P., Whitney Subordinated Debt Fund, L.P., First
         Union Corporation, Lois E. Silverman and Donald J. Larson (incorporated by reference to Exhibit 10.7 to
         CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)
10.1     Amended and Restated Credit Agreement dated as of February 20, 1998, between the Registrant, as Bor-
         rower, and First Union National Bank, as Administrative Agent, Fleet National Bank, as Documentation
         Agent, and the banks and financial institutions listed as signatories thereto, as amended by that certain letter agreement dated as of March 9, 1998, and as further amended by that certain letter agreement dated as of
         March 12, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K
         (File No. 000-22751) filed with the SEC on March 31, 1998)
10.2     Purchase Agreement dated as of March 11, 1998, among the Registrant, BT Alex. Brown Incorporated,
         BancAmerica Robertson Stephens, Donaldson, Lufkin & Jenrette Securities Corporation and Piper Jaffray,
         Inc. (incorporated by reference to the Registrant's Current Form on Form 8-K (File No. 000-22751) filed with the SEC on March 30, 1998)
10.3     Rights Agreement dated September 29, 1997 between the Registrant and ChaseMellon Shareholder Ser-
         vices, L.L.C. (incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A
         filed with the SEC on October 1, 1998)
10.4     Concentra Managed Care, Inc. 1997 Long-Term Incentive Plan (incorporated by reference to Appendix G to the Joint Proxy Statement/Prospectus forming a part of the Registrant's Registration Statement on Form
         S-4 (File No. 333-27105) filed with the SEC on July 31, 1997)
10.5     Concentra Managed Care, Inc. 1997 Employee Stock Purchase Plan (incorporated by reference to Appendix
         H to the Joint Proxy Statement/Prospectus forming a part of the Registrant's Registration Statement on Form
         S-4 (File No. 333-27105) filed with the SEC on July 31, 1997)
10.6     CRA Managed Care, Inc. 1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.25 to CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)

 Exhibit
Number                                                    Description
-------- ------------------------------------------------------------------------------------------------------------
10.7     CRA Managed Care, Inc. 1994 Non-Qualified Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)
10.8     CRA Managed Care, Inc. 1994 Non-Qualified Time Acceleration Restricted Stock Option Plan (incorporated by reference to Exhibit 10.5 to CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)
10.9     OccuSystems, Inc. 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to OccuSys-
         tems' Registration Statement on Form S-1 (File No. 33-79734) filed with the SEC on May 8, 1995)
10.10    First Amended and Restated OccuSystems, Inc. and its Subsidiaries and Affiliates Stock Option and
         Restricted Stock Purchase Plan dated April 28, 1992 (incorporated by reference to Exhibit 10.11 to Occu-
         Systems' Registration Statement on Form S-1 (File No. 33-79734) filed with the SEC on May 8, 1995)
10.11    Employment Agreement dated April 21, 1997, between the Registrant and Joseph F. Pesce (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-4 (File No. 333-27105) filed with the SEC on July 31, 1997)
10.12    Employment Agreement dated April 21, 1997, between the Registrant and Richard A. Parr II (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-4 (File No. 333-27105)
         filed with the SEC on July 31, 1997)
10.13    Employment Agreement dated April 21, 1997, between the Registrant and W. Tom Fogarty (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-4 (File No. 333-27105)
         filed with the SEC on July 31, 1997)
10.14    Employment Agreement dated April 21, 1997, between the Registrant and James M. Greenwood (incorpo-
         rated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-4 (File No. 333-
         27105) filed with the SEC on July 31, 1997)
10.15    Indemnification Agreement dated September 17, 1997, between the Registrant and Daniel J. Thomas (iden-
         tical agreements were executed between the Registrant and each of the following: Joseph F. Pesce, Richard
         A. Parr II, James M. Greenwood, W. Tom Fogarty, Kenneth Loffredo, Mitchell T. Rabkin, George H. Con-
         rades, Robert A. Ortenzio, Lois E. Silverman, Paul B. Queally, John K. Carlyle) (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K (File No. 000-22751) filed with the SEC on March 31, 1998)
10.16    Agreement of Acceptance dated as of July 29, 1997, among the Registrant, Donald J. Larson and Lois E.
         Silverman (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form
         S-4 (File No. 333-27105) filed with the SEC on July 31, 1997)
10.17    Software License Agreement dated February 10, 1995 between CRA and CompReview, Inc. (confidential treatment granted) (incorporated by reference to CRA's Registration Statement on Form S-1 (File No.
         33-90426) filed with the SEC on March 17, 1995)
10.18    Lease Agreement dated January 1, 1994 between the Registrant and Colonial Realty Trust for office space located at 168 U.S. Route 1, Falmouth, ME 04105 (incorporated by reference to Exhibit 10.10 to CRA's
         Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)
10.19    Lease Agreement dated January 1, 1994 between the Registrant and Colonial Realty Trust for office space located at 46 Austin Street, Newtonville, MA 02160 (incorporated by reference to Exhibit 10.11 to CRA's
         Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)
10.20    Lease Agreement dated January 1, 1994 between the Registrant and Colonial Realty Trust for office space located at 312 Union Wharf, Boston, MA 02109 (incorporated by reference to Exhibit 10.17 to CRA's Reg-
         istration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)
10.21    Lease Agreement dated January 1, 1994 between the Registrant and Colonial Realty Trust for office space located at 565 Turnpike Street, North Andover, MA 01845 (incorporated by reference to Exhibit 10.18 to
         CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)
10.22    Lease Agreement dated January 1, 1994 between the Registrant and Colonial Realty Trust for office space located at 15A Riverway Place, Bedford, NH 03110 (incorporated by reference to Exhibit 10.19 to CRA's
         Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)

  Exhibit
Number                                                      Description
---------- -------------------------------------------------------------------------------------------------------------
 10.23     Lease Agreement dated January 1, 1994 between the Registrant and Colonial Realty Trust for office space located at 509 Stillwells Corner Road, Freehold, NJ 07728 (incorporated by reference to Exhibit 10.20 to
           CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)
 10.24     Lease Agreement dated January 1, 1994 between the Registrant and Colonial Realty Trust for office space located at 732 Thimble Shoals Blvd., Newport News, VA 23606 (incorporated by reference to Exhibit 10.21 to CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)
 10.25     Lease Agreement dated January 1, 1994 between the Registrant and Colonial Realty Trust for office space located at 10132 Colvin Run Road, Suite A, Great Falls, VA 22066 (incorporated by reference to Exhibit
           10.22 to CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17,
           1995)
 10.26     Occupational Medicine Center Management and Consulting Agreement dated December 31, 1993, between
           Concentra Health Services, Inc. (formerly OccuCenters, Inc.) ("CHS") and Occupational Health Centers of
           Southwest, P.A., a Texas professional association (incorporated by reference to Exhibit 10.6 to OccuSys-
           tems' Annual Report on Form 10-K (File No. 0-24440) filed with the SEC on March 29, 1996)
 10.27     Occupational Medicine Center Management and Consulting Agreement dated December 31, 1993, between
           CHS and Occupational Health Centers of Southwest, P.A., a Arizona professional association (incorporated by reference to Exhibit 10.7 to OccuSystems' Annual Report on Form 10-K (File No. 0-24440) filed with the SEC on March 29, 1996)
 10.28     Occupational Medicine Center Management and Consulting Agreement dated December 31, 1993, between
           CHS and Occupational Health Centers of New Jersey, a New Jersey professional association (incorporated by reference to Exhibit 10.8 to OccuSystems' Registration Statement on Form S-1 (File No. 33-01660) filed with the SEC on March 28, 1996)
 10.29     Warrant Agreement dated January 3, 1995 between OccuSystems and Creditanstalt- Bankverein (incorpora-
           tion by reference to Exhibit 10.13 to OccuSystems' Registration Statement on Form S-1 (File No. 33-01660)
           filed with the SEC on March 28, 1996)
 10.30     Voting Agreement dated May 15, 1997, by and between Lois E. Silverman and Donald J. Larson (incorpo-
           rated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K (File No. 000-22751)
           filed with the SEC on March 31, 1998)
 10.31     Amendment No. 1 to Rights Agreement dated March 2, 1999 between the Registrant and ChaseMellon
           Shareholder Services, L.L.C. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on
           Form 8-K (File No. 000-22751) filed with the SEC on March 31, 1998)++
+10.32     Amendment No. 1 to Employment Agreement dated January 12, 1999 between the Registrant and Joseph F.
           Pesce
+10.33     Amendment No. 1 to Employment Agreement dated January 12, 1999 between the Registrant and Richard
           A. Parr II
+10.34     Employment Agreement dated January 12, 1999 between the Registrant and Daniel J. Thomas
+10.35     Amendment No. 1 to Employment Agreement dated January 12, 1999 between the Registrant and W. Tom
           Fogarty
+10.36     Amendment No. 1 to Employment Agreement dated January 12, 1999 between the Registrant and James
           M. Greenwood
 10.37     Employment Agreement dated September 17, 1997, between the Registrant and Kenneth Loffredo (incorpo-
           rated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-22751)
           filed with the SEC on November 13, 1998)
+10.38     Amendment No. 1 to Employment Agreement dated January 12, 1999 between the Registrant and Kenneth
           Loffredo
 10.39     Employment Agreement dated January 12, 1998 between the Registrant and Richard D. Rehm, M.D.
           (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No.
           000-22751) filed with the SEC on August 13, 1998)
 10.40     Employment Agreement dated February 10, 1998 between the Registrant and Stephen Read (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-22751) filed with the SEC on August 13, 1998)

Exhibit
Number                                                     Description
----------- ---------------------------------------------------------------------------------------------------------
 10.41      Indemnification Agreement dated May 13, 1998 between the Registrant and Hon. Willis D. Gradison, Jr.
            (identical agreements executed between the Registrant and Stephen Read (dated December 16, 1997), Rich-
            ard D. Rehm, M.D. (dated May 13, 1998), Eliseo Ruiz III (dated May 11, 1998), Scott Henault (dated Sep-
            tember 17, 1997), Darla Walls (dated December 16, 1997), Jeffrey R. Luber (dated December 16, 1997) and
            Martha Kuppens (dated December 16, 1997)) (incorporated by reference to Exhibit 10.3 to the Registrant's
            Quarterly Report on Form 10-Q (File No. 000-22751) filed with the SEC on August 13, 1998.
+21.1       List of Subsidiaries
+23.1       Consent of Arthur Andersen LLP
+27.1       Financial Data Schedule

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

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of July, 1999.


                                      CONCENTRA MANAGED CARE, INC.


                                      By:      /s/ Thomas E. Kiraly
                                        -------------------------------------
                                                   Thomas E. Kiraly

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




                SIGNATURE                                  TITLE                       DATE
-----------------------------------------   ----------------------------------   ----------------
         /s/ Daniel J. Thomas                   President, Chief Executive       July 15, 1999
-------------------------------------           Officer and Director (Principal
             Daniel J. Thomas                   Executive Officer)

         /s/ Thomas E. Kiraly                   Executive Vice President, Chief  July 15, 1999
-------------------------------------           Financial Officer and Treasurer
             Thomas E. Kiraly                   (Principal Financial and Account-
                                                           ing Officer)

         /s/ John K. Carlyle                     Chairman and Director           July 15, 1999
-------------------------------------
             John K. Carlyle

        /s/ George H. Conrades                           Director                July 15, 1999
-------------------------------------
            George H. Conrades

   /s/ Hon. Willis D. Gradison, Jr.                      Director                July 15, 1999
-------------------------------------
       Hon. Willis D. Gradison, Jr.

        /s/ Robert A. Ortenzio                           Director                July 15, 1999
-------------------------------------
            Robert A. Ortenzio

      /s/ Mitchell T. Rabkin, M.D.                       Director                July 15, 1999
-------------------------------------
          Mitchell T. Rabkin, M.D.

       /s/ Richard D. Rehm, M.D.                         Director                July 15, 1999
-------------------------------------
           Richard D. Rehm, M.D.

         /s/ Lois E. Silverman                           Director                July 15, 1999
-------------------------------------
             Lois E. Silverman


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

/s/ ARTHUR ANDERSEN LLP



ARTHUR ANDERSEN LLP
Boston, Massachusetts
June 9, 1999

                         CONCENTRA MANAGED CARE, INC.

                          CONSOLIDATED BALANCE SHEETS







                                                                                                  DECEMBER 31,
                                                                                       -----------------------------------
                                                                                             1997               1998
                                       ASSETS                                          ----------------   ----------------
Current Assets:
Cash and cash equivalents ..........................................................    $  11,964,000      $ 101,128,000
Marketable securities ..............................................................                -          5,000,000
Accounts receivable, net of allowances of $16,723,000 and $17,210,000, respectively.      106,284,000        127,615,000
Prepaid expenses and other current assets ..........................................       14,605,000         19,075,000
Prepaid and deferred income taxes ..................................................       12,096,000         14,019,000
                                                                                        -------------      -------------
    Total current assets ...........................................................      144,949,000        266,837,000
Land ...............................................................................        2,525,000          2,775,000
Buildings and improvements .........................................................        5,747,000          6,814,000
Leasehold improvements .............................................................       21,704,000         31,280,000
Computer hardware and software .....................................................       39,512,000         56,838,000
Furniture and equipment ............................................................       33,486,000         40,440,000
                                                                                        -------------      -------------
Property and equipment, at cost ....................................................      102,974,000        138,147,000
Accumulated depreciation and amortization ..........................................      (38,255,000)       (52,220,000)
                                                                                        -------------      -------------
 Property and equipment, net .......................................................       64,719,000         85,926,000
Other assets:
Goodwill, net ......................................................................      256,580,000        275,172,000
Assembled workforce and customer lists, net ........................................        3,524,000          2,781,000
Marketable securities ..............................................................                -         10,583,000
Other assets .......................................................................       12,761,000         15,495,000
                                                                                        -------------      -------------
                                                                                        $ 482,533,000      $ 656,794,000
                                                                                        =============      =============
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Revolving credit facilities ........................................................    $  49,000,000      $           -
Current portion of long-term debt ..................................................        7,497,000             55,000
Accounts payable ...................................................................       12,137,000         13,098,000
Accrued expenses ...................................................................       14,950,000         22,276,000
Accrued payroll and related expenses ...............................................       20,022,000         25,973,000
Accrued and deferred income taxes ..................................................        4,589,000          3,565,000
                                                                                        -------------      -------------
    Total current liabilities ......................................................      108,195,000         64,967,000
Long-term debt, net of current portion .............................................      150,103,000        327,870,000
Deferred income taxes ..............................................................        7,713,000         13,575,000
Other liabilities ..................................................................       10,081,000         10,507,000
Commitments and Contingencies (see Note 10) ........................................
Stockholders' Equity:
Preferred stock - $.01 par value; 20,000,000 authorized; none issued and outstanding                -                  -
Common stock - $.01 par value; 100,000,000 authorized; 43,567,686 and 47,104,412
 shares issued and outstanding, respectively .......................................          436,000            471,000
Paid-in capital ....................................................................      257,022,000        270,654,000
Accumulated other comprehensive income - unrealized gain on marketable securities ..                -             60,000
Retained deficit ...................................................................      (51,017,000)       (31,310,000)
                                                                                        -------------      -------------
    Total stockholders' equity .....................................................      206,441,000        239,875,000
                                                                                        -------------      -------------
                                                                                        $ 482,533,000      $ 656,794,000
                                                                                        =============      =============



   The accompanying notes are an integral part of these financial statements.

                         CONCENTRA MANAGED CARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                                       YEARS ENDED DECEMBER 31,
                                                                          --------------------------------------------------
                                                                                1996             1997             1998
                                                                          ---------------- ---------------- ----------------
REVENUE:
 Health Services ........................................................  $ 170,035,000    $ 207,676,000    $ 259,481,000
 Managed Care Services: .................................................
  Specialized cost containment ..........................................     83,784,000      142,919,000      183,734,000
  Field case management .................................................    118,864,000      138,723,000      167,841,000
                                                                           -------------    -------------    -------------
    Total Managed Care Services .........................................    202,648,000      281,642,000      351,575,000
                                                                           -------------    -------------    -------------
     Total revenue ......................................................    372,683,000      489,318,000      611,056,000
COST OF SERVICES:
 Health Services ........................................................    130,754,000      155,376,000      201,181,000
 Managed Care Services ..................................................    159,174,000      217,263,000      268,116,000
                                                                           -------------    -------------    -------------
   Total cost of services ...............................................    289,928,000      372,639,000      469,297,000
                                                                           -------------    -------------    -------------
    Total gross profit ..................................................     82,755,000      116,679,000      141,759,000
General and administrative expenses .....................................     33,155,000       39,831,000       45,326,000
Amortization of intangibles .............................................      3,442,000        5,908,000        8,119,000
Non-recurring charge ....................................................        964,000       38,625,000       33,114,000
                                                                           -------------    -------------    -------------
    Operating income ....................................................     45,194,000       32,315,000       55,200,000
Interest expense ........................................................      3,741,000       12,667,000       18,021,000
Interest income .........................................................       (859,000)      (2,297,000)      (4,659,000)
Other, net ..............................................................        836,000          883,000           44,000
                                                                           -------------    -------------    -------------
    Income before income taxes ..........................................     41,476,000       21,062,000       41,794,000
Provision for income taxes ..............................................     13,437,000       11,062,000       19,308,000
                                                                           -------------    -------------    -------------
Net income ..............................................................  $  28,039,000    $  10,000,000    $  22,486,000
                                                                           =============    =============    =============
Basic Earnings Per Share ................................................  $        0.69    $        0.23    $        0.48
                                                                           =============    =============    =============
 Weighted average common shares outstanding .............................     40,411,000       42,774,000       46,451,000
                                                                           =============    =============    =============
Diluted Earnings Per Share ..............................................  $        0.65    $        0.22    $        0.47
                                                                           =============    =============    =============
 Weighted average common shares and common share equivalents outstanding      43,344,000       46,895,000       47,827,000
                                                                           =============    =============    =============



   The accompanying notes are an integral part of these financial statements.

                         CONCENTRA MANAGED CARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                                        YEARS ENDED DECEMBER 31,
                                                                          -----------------------------------------------------
                                                                                 1996              1997              1998
                                                                          ----------------- ----------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income .............................................................  $   28,039,000    $   10,000,000     $  22,486,000
 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation of property and equipment ................................       6,706,000        10,630,000        14,805,000
  Amortization and write-off of intangibles .............................       3,442,000         5,908,000         8,119,000
  Amortization of deferred compensation .................................               -           562,000           805,000
  Amortization and write-off of start-up costs ..........................         322,000         2,845,000                 -
  Earnings in unconsolidated subsidiaries, net of distributions .........               -          (192,000)          (98,000)
  Amortization of deferred finance costs and debt discount ..............          58,000           777,000         1,699,000
  Write-off of contract intangibles .....................................               -                 -         7,416,000
 Change in assets and liabilities:
  Accounts receivable ...................................................     (14,967,000)      (27,003,000)      (19,765,000)
  Prepaid expenses and other assets .....................................      (5,330,000)      (16,326,000)       (1,480,000)
  Accounts payable, accrued expenses and income taxes ...................      (2,675,000)       12,283,000           962,000
                                                                           --------------    --------------     -------------
   Net cash provided by (used in) operating activities ..................      15,595,000          (487,000)       34,949,000
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions, net of cash acquired .....................................     (68,805,000)     (103,291,000)      (18,070,000)
 Purchase of property and equipment .....................................     (24,024,000)      (25,535,000)      (34,187,000)
 Sale (purchase) of investments, net ....................................     (12,045,000)       12,045,000       (15,523,000)
 Proceeds from sale of property and equipment and other .................          21,000           626,000           440,000
                                                                           --------------    --------------     -------------
   Net cash used in investing activities ................................    (104,853,000)     (116,155,000)      (67,340,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings (payments) under revolving credit facilities, net ...........       1,400,000        43,300,000       (49,000,000)
 Proceeds from the issuance of long-term debt ...........................     158,739,000        26,489,000       230,000,000
 Payment of deferred financing costs ....................................      (1,226,000)         (596,000)       (6,411,000)
 Repayments of long-term debt ...........................................     (37,220,000)       (5,071,000)      (49,581,000)
 Net proceeds from the issuance of common stock under employee
  stock purchase and option plans .......................................      57,082,000        10,023,000        14,403,000
 Payments to dissenting shareholders ....................................               -                 -       (15,047,000)
 Dividends and distributions to shareholders ............................     (42,671,000)       (3,760,000)       (2,809,000)
                                                                           --------------    --------------     -------------
   Net cash provided by financing activities ............................     136,104,000        70,385,000       121,555,000
                                                                           --------------    --------------     -------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS .......................................................      46,846,000       (46,257,000)       89,164,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ............................      11,375,000        58,221,000        11,964,000
                                                                           --------------    --------------     -------------
 CASH AND CASH EQUIVALENTS, END OF YEAR .................................  $   58,221,000    $   11,964,000     $ 101,128,000
                                                                           ==============    ==============     =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid ..........................................................  $    3,316,000    $   11,941,000     $  13,912,000
 Income taxes paid ......................................................  $    8,557,000    $   12,305,000     $  15,961,000
 Conversion of notes payable into common stock ..........................  $      825,000    $      691,000     $  10,094,000
 Liabilities and debt assumed in acquisitions ...........................  $    9,030,000    $   13,242,000     $   8,386,000


   The accompanying notes are an integral part of these financial statements.

                         CONCENTRA MANAGED CARE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                      $0.01 PAR VALUE            PAID-IN
                                                       COMMON STOCK              CAPITAL
                                                --------------------------- ----------------
                                                    NUMBER
                                                   OF SHARES       VALUE
                                                -------------- ------------

BALANCE, DECEMBER 31, 1995 ....................  34,772,833     $ 347,000    $ 151,385,000
Sale of Common Stock ..........................   2,143,200        21,000       51,819,000
Common Stock issued in connection
 with acquisitions ............................     715,246         7,000        6,725,000
Common Stock issued under employee
 stock purchase and option plans and
 related tax benefit ..........................     683,076         7,000        7,735,000
Exercise of Common Stock warrants .............     151,111         2,000        1,062,000
Conversion of notes payable into
 Common Stock .................................     105,983         1,000          824,000
Conversion of debenture payable into
 Common Stock .................................   1,854,141        19,000       14,766,000
Dividends and shareholder distributions
 by pooled companies ..........................           -             -                -
Net income ....................................           -             -                -
                                                 ----------     ---------    -------------
BALANCE, DECEMBER 31, 1996 ....................  40,425,590       404,000      234,316,000
Common Stock issued in connection
 with acquisitions ............................   2,162,995        22,000       11,441,000
Common Stock issued under employee
 stock purchase and option plans and
 related tax benefit ..........................     897,530         9,000       10,013,000
Amortization of deferred compensation .........           -             -          562,000
Conversion of notes payable into
 Common Stock .................................      81,571         1,000          690,000
Dividends and shareholder distributions
 by pooled companies ..........................           -             -                -
Net income ....................................           -             -                -
                                                 ----------     ---------    -------------
BALANCE, DECEMBER 31, 1997 ....................  43,567,686       436,000      257,022,000
Comprehensive net income:
Net income ....................................           -             -                -
Unrealized gain on marketable
 securities ...................................           -             -                -
Comprehensive net income ......................           -             -                -
                                                 ----------     ---------    -------------
Common Stock issued in connection
 with acquisitions ............................     430,750         4,000        3,408,000
Common Stock issued under employee
 stock purchase and option plans and
 related tax benefit ..........................     841,260         9,000       14,394,000
Amortization of deferred compensation .........           -             -          805,000
Conversion of notes payable into
 Common Stock .................................   2,735,387        27,000       10,067,000
Dividends and shareholder distributions
 by pooled companies ..........................           -             -                -
Payments to dissenting shareholders ...........    (470,671)       (5,000)     (15,042,000)
                                                 ----------     ---------    -------------
BALANCE, DECEMBER 31, 1998 ....................  47,104,412     $ 471,000    $ 270,654,000
                                                 ==========     =========    =============



                                                  ACCUMULATED
                                                     OTHER
                                                 COMPREHENSIVE       RETAINED        STOCKHOLDERS'
                                                     INCOME           DEFICIT           EQUITY
                                                --------------- ------------------ ----------------

BALANCE, DECEMBER 31, 1995 .................... $     -         ($ 42,349,000)     $ 109,383,000
Sale of Common Stock ..........................       -                   -          51,840,000
Common Stock issued in connection
 with acquisitions ............................       -             407,000           7,139,000
Common Stock issued under employee
 stock purchase and option plans and
 related tax benefit ..........................       -                   -           7,742,000
Exercise of Common Stock warrants .............       -                   -           1,064,000
Conversion of notes payable into
 Common Stock .................................       -                   -             825,000
Conversion of debenture payable into
 Common Stock .................................       -                   -          14,785,000
Dividends and shareholder distributions
 by pooled companies ..........................       -         (42,671,000)        (42,671,000)
Net income ....................................       -          28,039,000          28,039,000
                                                -------         -------------      -------------
BALANCE, DECEMBER 31, 1996 ....................       -         (56,574,000)        178,146,000
Common Stock issued in connection
 with acquisitions ............................       -            (969,000)         10,494,000
Common Stock issued under employee
 stock purchase and option plans and
 related tax benefit ..........................       -                   -          10,022,000
Amortization of deferred compensation .........       -                   -             562,000
Conversion of notes payable into
 Common Stock .................................       -                   -             691,000
Dividends and shareholder distributions
 by pooled companies ..........................       -          (3,474,000)         (3,474,000)
Net income ....................................       -          10,000,000          10,000,000
                                                -------         -------------      -------------
BALANCE, DECEMBER 31, 1997 ....................       -         (51,017,000)        206,441,000
Comprehensive net income:
Net income ....................................       -          22,486,000          22,486,000
Unrealized gain on marketable
 securities ...................................  60,000                   -              60,000
Comprehensive net income ......................  60,000          22,486,000          22,546,000
                                                -------         -------------      -------------
Common Stock issued in connection
 with acquisitions ............................       -              30,000           3,442,000
Common Stock issued under employee
 stock purchase and option plans and
 related tax benefit ..........................       -                   -          14,403,000
Amortization of deferred compensation .........       -                   -             805,000
Conversion of notes payable into
 Common Stock .................................       -                   -          10,094,000
Dividends and shareholder distributions
 by pooled companies ..........................       -          (2,809,000)         (2,809,000)
Payments to dissenting shareholders ...........       -                   -         (15,047,000)
                                                -------         -------------      -------------
BALANCE, DECEMBER 31, 1998 .................... $60,000         ($ 31,310,000)     $239,875,000
                                                =======         =============      ============

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

     On October 29, 1996, the Company purchased PROMPT for $30,000,000 in cash. PROMPT, which is based in Salt Lake City, Utah, is one of the leading providers of hospital bill audit services to the group health payor community for claims that fall outside of an indemnity carrier's, third-party administrator's ("TPA") or health maintenance organization's ("HMO") network of hospital or outpatient facilities and had annual revenues of approximately $10,000,000 for the year ended December 31, 1995.
     On June 4, 1997, the Company purchased FNS for $40,000,000 in cash. FNS, based in Boston, Massachusetts, is a leading provider of outsourced call reporting for first notice of loss/injury to the automobile insurance and workers' compensation industries and had annual revenues of approximately $9,000,000 for the year ended December 31, 1996.
     PPS acquired ABOUT HEALTH in a two-step transaction on August 1, 1997 and October 31, 1997 for $25,800,000 in cash and $9,733,000 in equity. ABOUT
HEALTH, based in Rockville, Maryland, is a provider of specialized cost containment and outsourcing services for healthcare payors and had annual revenues of approximately $10,000,000 for the year ended December 31, 1996.
     On September 30, 1997, the Company purchased 16 occupational medical centers and the management of four additional medical centers from VMC for approximately $27,000,000 in cash. These medical centers had annual revenues of approximately $23,000,000 for the year ended December 31, 1996.
     The acquisitions of FOCUS, PROMPT, FNS, ABOUT HEALTH and VMC have been accounted for by the Company as purchases whereby the basis for accounting for their assets and liabilities are based upon their fair values at the dates of acquisition. The excess of the purchase price over fair value of net assets acquired (goodwill and assembled workforce and customer lists, if applicable) for the FOCUS, PROMPT, FNS, ABOUT HEALTH and VMC acquisitions was $19,900,000, $29,550,000, $37,001,000, $34,291,000 and $29,585,000, respectively. None of these acquisitions were significant in relation to the Company's consolidated financial statements and, therefore pro forma financial information has not been presented. Goodwill is being amortized over thirty to forty year periods and assembled workforce and customer lists are being amortized over five and seven-year periods, respectively.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in certain joint ventures with less than a 51% ownership interest are accounted for on a equity basis and, accordingly, consolidated income includes the Company's share of their income. All significant intercompany accounts and transactions are eliminated in consolidation.

     Physician and physical therapy services are provided at the Health Services centers under management agreements with affiliated physician associations (the "Physician Groups"), which are organized professional corporations that hire licensed physicians and physical therapists to provide medical services to the centers' patients. Health Services has a nominee shareholder relationship with the Physician Groups as defined in EITF 97-2, Application of APB Opinion No. 16 and FASB Statement No. 94 to Physician Practice Entities, and as a result, the financial statements of the Physician Groups are consolidated. Specifically:

     o Health Services can at all times establish or effect change in the nominee shareholder;

     o Health Services can cause a change in the nominee shareholder an unlimited number of times;

     o Health Services has sole discretion as to the choice of a new nominee shareholder;

     o Health Services has sole discretion without cause to establish or change the nominee shareholders;

     o Health Services and the Physician Groups would incur no more than a nominal cost to cause a change in the nominee shareholder; and,

     o Neither Health Services nor the Physician Groups are subject to any significant adverse impact upon a change in the nominee shareholder.

     The Company's management fees from the Physician Groups are calculated as collected revenue net of compensation, benefits and other expenses incurred by the Physician Groups.

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



     The Company's Health Services division's services consist of two primary components : (i) workers' compensation injury care and related services; and
(ii) non-injury healthcare services related to employer needs or statutory requirements. The workers' compensation injury care and related services' provider reimbursement methods vary on a state-by-state basis. Of the 25 states in which the Company currently operates occupational healthcare centers, 21 have fee schedules pursuant to which all healthcare providers are uniformly reimbursed. The fee schedules are set by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure In the four states without fee schedules, healthcare providers are reimbursed based on usual, customary and reasonable ("UCR") fees charged in the particular state in which the services are provided. Billing for services in states with fee schedules are included in revenues net of allowance for estimated differences between list prices and allowable fee schedule rates. Adjustments to the allowance based on final payment from the states are recorded upon settlement. The Company records the net revenue amount as accounts receivable.


     The Company's total contractual allowances offset against revenues during the years ended December 31, 1998, 1997,1996 were $16,095,000, $14,718,000 and
$3,680,000, respectively.


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



(E) INTANGIBLE ASSETS


     The value of goodwill, assembled workforces and customer lists are recorded at cost at the date of acquisition. Through December 31, 1998 goodwill, including any excess arising from earn-out payments, was being amortized on a straight-line basis over 30 to 40-year periods in accordance with Accounting Principles Board Opinion No. 17 ("APB No. 17"), "Intangible
Assets". Effective January 1, 1999, the Company changed its policy, on a prospective basis, with respect to the amortization of goodwill. All existing and future goodwill will be amortized over a period not to exceed 25 years, Had the Company adopted this policy at the beginning of 1998, amortization for 1998 would have increased by approximately $3,300,000 and diluted earnings per share would have been $0.42. As of December 31, 1998, net intangible assets consisted of goodwill, customer lists and assembled workforce. The Company believes that the life of the core businesses acquired and the delivery of occupational healthcare services is indeterminate and likely to exceed 25 years. The assembled workforces and customer lists are being amortized over five- and seven-year periods, respectively. As of December 31, 1997 and 1998, the Company has recorded accumulated amortization on intangible assets of $29,834,000 and $37,938,000 respectively.

     Subsequent to an acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate that the remaining balance of goodwill may not be recoverable or that the remaining useful life may warrant revision. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related operating unit's undiscounted cash flows over the remaining life of the goodwill and compares it to the operating unit's goodwill balance to determine whether the goodwill is recoverable or if impairment exists, in which case an adjustment is made to the carrying value of the asset to reduce it to its fair value based upon the present value of the future cash flows. When an adjustment is required the Company evaluates the remaining goodwill amortization using the factors outlined in APB No. 17.


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


(G) NON-RECURRING CHARGES

     The following are rollforwards of the non-recurring charges recorded by the Company in 1997 and 1998. See Note 1, "Basis of Presentation" for a description of the non-recurring charges and the breakout of the deductions from revenue by major category:

Third quarter of 1997 $38,625,000 non-recurring charge:





             Beginning        Charged                              Ending
              of Year        to Income           Usage            of Year
           ------------   --------------   -----------------   -------------
  1997     $       -       $38,625,000       $ (31,098,000)     $7,527,000
  1998     7,527,000                 -          (7,527,000)              -

First quarter of 1998 $12,600,000 non-recurring charge:





            Beginning        Charged                              Ending
             of Year        to Income           Usage            of Year
           -----------   --------------   -----------------   -------------
  1998     $      -       $12,600,000       $ (11,128,000)     $1,472,000



Fourth quarter of 1998 $20,514,000 non-recurring charge:





            Beginning        Charged                              Ending
             of Year        to Income           Usage            of Year
           -----------   --------------   -----------------   -------------
  1998     $      -       $20,514,000       $ (11,046,000)     $9,468,000



The following is a rollforward of all non-recurring charges for the three years ended December 31, 1996, 1997 and 1998:





             Beginning       Charged                             Ending
              of Year       to Income           Usage           of Year
           ------------   -------------   ----------------   -------------
  1996     $       -      $  964,000       $    (964,000)    $        -
  1997             -      38,625,000         (31,098,000)     7,527,000
  1998     7,527,000      33,114,000         (29,701,000)    10,940,000



(H) INVESTMENTS IN JOINT VENTURES


     Investments in the net assets of joint ventures accounted for under the equity method amounted to $3,937,000 and $ 3,839,000 at December 31, 1997 and 1998, respectively. For the year ending December 31, 1997 and 1998, revenue for these entities was $4,561,000 and $5,724,000, gross profit was $950,000 and $919,000 and net income was $287,000 and $338,000, respectively. Total assets for the joint ventures were $4,277,000 and $4,306,000 as of December 31, 1997 and 1998, respectively.


(I) SELF INSURANCE


     Company is partially insured for workers' compensation, physician medical malpractice, automobile and certain employee health benefits. The Company's self-insurance retention liability on a per claim basis ranges from $100,000 to $250,000. Liabilities in excess of these amounts are the responsibility of the insurer. The Company's policy is to accrue amounts up to the insurance carriers' reserve requirements on a claim-by-claim basis and an estimate for claims incurred but not yet reported.


(J) DEFERRED START-UP COSTS


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



(K) FOREIGN CURRENCY TRANSLATION


     All assets and liabilities of the Company's Canadian offices are translated at the year-end exchange rate, while revenues and expenses are translated at the average exchange rate for the year. Cumulative translation adjustments were immaterial for the years ended December 31, 1996, 1997 and 1998.


(L) USE OF ESTIMATES


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


(M) RECLASSIFICATIONS

     Certain amounts previously reported in CRA's and OccuSystems' 1996 consolidated financial statements and PPS' 1996 and 1997 consolidated financial statements have been reclassified to conform to the presentation in the 1998 consolidated financial statements.


(N) NEW ACCOUNTING PRONOUNCEMENTS

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

Basic  and  diluted  earnings  per  share for the years ended December 31, 1996,
                         1997 and 1998 are as follows:





                                                                             1996               1997               1998
                                                                       ----------------   ----------------   ----------------
Basic Earnings Per Share:
Net income available to shareholders ...............................     $ 28,039,000       $ 10,000,000       $ 22,486,000
                                                                         ============       ============       ============
Pro forma net income available to shareholders (1) .................     $ 25,309,000       $  7,189,000
                                                                         ============       ============
Weighted average common shares outstanding .........................       40,411,000         42,774,000         46,451,000
                                                                         ============       ============       ============
Basic earnings per share ...........................................     $       0.69       $       0.23       $       0.48
                                                                         ============       ============       ============
Basic pro forma earnings per share (1) .............................     $       0.63       $       0.17
                                                                         ============       ============
Diluted Earnings Per Share:
Net income available to shareholders ...............................     $ 28,039,000       $ 10,000,000       $ 22,486,000
Interest on dilutive convertible notes, net of tax .................          290,000            308,000             52,000
                                                                         ============       ============       ============
Diluted net income .................................................     $ 28,329,000       $ 10,308,000       $ 22,538,000
                                                                         ============       ============       ============
Pro forma net income available to shareholders (1) .................     $ 25,309,000       $  7,189,000
Interest on dilutive convertible notes, net of tax .................          290,000            308,000
                                                                         ============       ============
Diluted pro forma net income (1) ...................................     $ 25,599,000       $  7,497,000
                                                                         ============       ============
Weighted average common shares outstanding .........................       40,411,000         42,774,000         46,451,000
Dilutive options, warrants and notes payable .......................        2,026,000          1,399,000          1,028,000
Dilutive convertible notes (2) .....................................          907,000          2,722,000            348,000
                                                                         ============       ============       ============
Weighted average common shares and equivalents outstanding .........       43,344,000         46,895,000         47,827,000
                                                                         ============       ============       ============
Diluted earnings per share .........................................     $       0.65       $       0.22       $       0.47
                                                                         ============       ============       ============
Diluted pro forma earnings per share (1) ...........................     $       0.59       $       0.16
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


(6) Long-term Debt
     Long-term debt consists of the following at December 31:




                                                                             1997              1998
                                                                       ---------------   ----------------
4.5% Convertible Subordinated Notes, interest at 4.5%, due March
 2003 ..............................................................    $          -      $ 230,000,000
6% Convertible Subordinated Notes, interest at 6%, due December
 2001 ..............................................................      97,750,000         97,750,000
Notes payable to various holders, interest ranging from 8.8% to 10%,
 payable in installments through 2005 ..............................         308,000            119,000
Obligations under capital leases ...................................         542,000             56,000
PPS indebtedness:
 PPS Term Loan .....................................................      42,000,000                  -
 5% Convertible Subordinated Notes due August 2006 .................      10,000,000                  -
 10% Subordinated Notes due August 2003 ............................       7,000,000                  -
                                                                        ------------      -------------
                                                                         157,600,000        327,925,000
Less: Current maturities ...........................................      (7,497,000)           (55,000)
                                                                        ------------      -------------
 Long-term debt, net of current maturities .........................    $150,103,000      $ 327,870,000
                                                                        ============      =============



     As of December 31, 1998 and 1997, accrued interest was $3,276,000 and $ 867,000 respectively

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

(7) FINANCIAL INSTRUMENTS

     Effective December 31, 1995, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments". This statement requires entities to disclose the fair value of their financial instruments, both assets and liabilities, and and off- balance sheet, for which it is practicable to estimate fair value. The following describes the methods and assumptions that were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

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

(8) Income Taxes
     The provision for income taxes consists of the following for the years ended December 31: of the following for the years ended December 31:



                         1996            1997            1998
                   --------------- --------------- ---------------
Current:
 Federal .........  $ 11,429,000    $ 15,112,000    $ 11,252,000
 State ...........     2,473,000       3,968,000       1,369,000
                    ------------    ------------    ------------
                      13,902,000      19,080,000      12,621,000
Deferred:
 Federal .........      (214,000)     (6,873,000)      5,961,000
 State ...........      (251,000)     (1,145,000)        726,000
                    ------------    ------------    ------------
                        (465,000)     (8,018,000)      6,687,000
                    ------------    ------------    ------------
Total ............  $ 13,437,000    $ 11,062,000    $ 19,308,000
                    ============    ============    ============

Significant  items  making  up  deferred tax liabilities and deferred tax assets were as follows at December 31:



                                                                                  1997             1998
                                                                             --------------   --------------
Deferred tax assets:
Allowance for doubtful accounts ..........................................    $ 4,624,000      $ 5,752,000
 Accrued vacation ........................................................      1,760,000        1,117,000
 Accrued self insurance ..................................................        580,000        1,220,000
 Acquired goodwill .......................................................      1,678,000        1,310,000
 Non-recurring accruals and reserves .....................................      5,107,000        5,255,000
 Net operating losses ....................................................        506,000                -
 Other ...................................................................        109,000        1,446,000
                                                                              -----------      -----------
  Deferred tax assets ....................................................    $14,364,000      $16,100,000
                                                                              ===========      ===========
Deferred tax liabilities: ................................................
 Book to tax depreciation ................................................    $ 1,716,000      $ 2,307,000
 Joint venture deferred liabilities ......................................              -        1,280,000
 Goodwill, principally due to differences in amortization periods ........      4,400,000        4,758,000
 Accounts receivable mark-to-market ......................................              -        1,596,000
 Research and development expense ........................................      1,520,000        4,864,000
 Other ...................................................................         77,000        1,331,000
                                                                              -----------      -----------
  Deferred tax liabilities ...............................................    $ 7,713,000      $16,136,000
                                                                              ===========      ===========



 A reconciliation of the federal statutory rate to the Company's effective tax rate was as follows for the years ended December 31:



                                                         1996           %
                                                   --------------- ----------
Tax provision at federal statutory rate ..........  $ 14,309,000       34.5%
State taxes, net of federal income tax ...........
benefit ..........................................     1,488,000        3.6
PPS S corporation status .........................    (2,441,000)      (5.9)
Non-deductible goodwill ..........................       367,000        0.9
Non-deductible non-recurring charges .............
and acquisition costs ............................             -          -
Other items, net .................................      (286,000)      (0.7)
                                                    ------------       ----
                                                    $ 13,437,000       32.4%
                                                    ============       ====
                                                        1997            %           1998           %
                                                   ---------------- ---------- --------------- ----------
Tax provision at federal statutory rate ..........   $  7,372,000       35.0%   $ 14,628,000       35.0%
State taxes, net of federal income tax ...........
benefit ..........................................        925,000        4.4       1,766,000        4.2
PPS S corporation status .........................     (2,582,000)     (12.3)              -          -
Non-deductible goodwill ..........................      1,003,000        4.8       1,149,000        2.8
Non-deductible non-recurring charges .............
and acquisition costs ............................      4,064,000       19.3       1,815,000        4.3
Other items, net .................................        280,000        1.3         (50,000)      (0.1)
                                                     ------------      -----    ------------       ----
                                                     $ 11,062,000       52.5%   $ 19,308,000       46.2%
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

     The following is a schedule of rent expense by major category for the years ended December 31:






                                   1996           1997           1998
                              -------------- -------------- --------------
 .Facilities .................  $13,009,000    $17,179,000    $22,307,000
Office equipment ............    1,166,000      2,029,000      3,091,000
Automobiles .................    2,729,000      2,976,000      3,647,000
                               -----------    -----------    -----------
Total rent expense ..........  $16,904,000    $22,184,000    $29,045,000
                               ===========    ===========    ===========



     The following is a schedule of future minimum lease payments under non-cancelable operating and capital leases for the years ending December 31:






                                                         OPERATING LEASES
                                         ------------------------------------------------
                             CAPITAL         RELATED         UNRELATED
                              LEASES         PARTIES          PARTIES           TOTAL
                           -----------   --------------   --------------   --------------
Year Ending December 31,
1999 ...................    $ 34,000      $   700,000      $22,464,324      $23,164,324
2000 ...................      22,000          700,000       18,051,724       18,751,724
2001 ...................           -          700,000       14,319,611       15,019,611
2002 ...................           -          700,000       12,399,364       13,099,364
2003 ...................           -          700,000        9,068,364        9,768,364
Thereafter .............           -                -        8,083,018        8,083,018
                            --------      -----------      -----------      -----------
                            $ 56,000      $ 3,500,000      $84,386,405      $87,886,405
                            ========      ===========      ===========      ===========



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


(C) PPS 401(K) PLAN

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

     The number of shares of Common Stock that may be subject to outstanding awards under the Concentra Incentive Plan at any one time is equal to ten percent of the total number of outstanding shares of Concentra Common Stock (treating as outstanding all shares of Common Stock issuable within 60 days upon exercise of stock options or conversion or exchange of outstanding, publicly- traded convertible or exchangeable securities of Concentra) minus the total number of shares of Common Stock subject to outstanding awards under the Concentra Incentive Plan and any future stock-based plan for employees or directors of Company. At December 31, 1998, the Company was authorized to award grants of approximately 5,019,000 shares under the Concentra Incentive Plan. The number of shares authorized under the Concentra Incentive Plan and the number of shares subject to an award under the Concentra Incentive Plan will be adjusted for stock splits, stock dividends, recapitalizations, mergers and other changes affecting the capital stock of Concentra.

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
                                         ==========        ========



     The weighted average fair market value of options granted in 1997 and 1998 were $25.89 and $21.95, respectively. A further breakdown of the outstanding options at December 31, 1998 is as follows:






                                                         WEIGHTED
                                          WEIGHTED        AVERAGE       EXERCISABLE      WEIGHTED
        RANGE OF            NUMBER OF      AVERAGE      CONTRACTUAL      NUMBER OF       AVERAGE
     EXERCISE PRICES         OPTIONS        PRICE      LIFE (YEARS)       OPTIONS         PRICE
------------------------   -----------   ----------   --------------   -------------   -----------
$ 0.00 - $12.39.........    2,357,919     $   6.00          8.06           840,105      $   5.61
$12.74 - $23.13.........    1,065,591        20.43          7.60           408,339         19.50
$23.17 - $27.88.........      521,789        26.24          8.15           198,800         26.30
$29.44 - $32.63.........    2,479,250        30.88          9.15           153,250         32.63
$32.75 - $33.88.........      269,000        33.75          8.87            81,000         33.46
                            ---------     --------          ----           -------      --------
                            6,693,549     $  20.21          8.43         1,681,494      $  15.23
                            =========     ========          ====         =========      ========



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

                                               1996                1997                1998
                                        -----------------   -----------------   -----------------
Net Income:
 As reported ........................     $  28,039,000       $  10,000,000       $  22,486,000
 Supplemental pro forma .............     $  22,555,000       $   3,612,000       $   8,864,000
 Pro forma as reported (1) ..........     $  25,309,000       $   7,189,000
 Supplemental pro forma (1) .........     $  19,825,000       $     801,000
Basic Earnings Per Share:
 As reported ........................     $        0.69       $        0.23       $        0.48
 Supplemental pro forma .............     $        0.56       $        0.08       $        0.19
 Pro forma as reported (1) ..........     $        0.63       $        0.17
 Supplemental pro forma (1) .........     $        0.49       $        0.02
Diluted Earnings Per Share:
 As reported ........................     $        0.65       $        0.22       $        0.47
 Supplemental pro forma .............     $        0.53       $        0.08       $        0.19
 Pro forma as reported (1) ..........     $        0.59       $        0.16
 Supplemental pro forma (1) .........     $        0.46       $        0.02



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




                                                                   1996         1997         1998
                                                                   ----         ----         ----
Risk-free interest rates ....................................       5.25%        5.50%        5.18%
Expected volatility .........................................      45.29%       45.29%       78.91%
Expected dividend yield .....................................          -            -            -
Expected weighted average life of options in years ..........       3.4          3.7          3.0



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

     Field Case Management provides services involving case managers and nurses working on a one- on-one basis with injured employees and their various health care professionals, employers and insurance company adjusters to assist in maximizing medical improvement and, where appropriate, to expedite the return to work.
     The Health Services Group is managed separately and has different economic characteristics from the Specialized Cost Containment and Field Case Management groups, and is therefore shown as a separate reportable segment. The Field Case Management Group and certain operating segments included in the Specialized Cost Containment Group have similar economic characteristics and may share the same management and/or locations. However, the Field Case Management Group is reported as a separate segment for management reporting purposes and it represents 58.7%, 49.3% and 47.7% of total Managed Care Services revenue for the years ended December 31, 1996, 1997 and 1998, respectively.
     Revenues from individual customers, revenues between business segments and revenues, operating profit and identifiable assets of foreign operations are not significant.
     The Company's Statements of Operations on a segment basis for the years ended December 31, 1996, 1997 and 1998 were as follows:




                                                 1996               1997               1998
                                           ----------------   ----------------   ----------------
Revenue:
 Health Services .......................    $ 170,035,000      $ 207,676,000      $ 259,481,000
 Managed Care Services: ................
  Specialized cost containment .........       83,784,000        142,919,000        183,734,000
  Field case management ................      118,864,000        138,723,000        167,841,000
                                            -------------      -------------      -------------
  Total Managed Care Services ..........      202,648,000        281,642,000        351,575,000
                                            -------------      -------------      -------------
                                              372,683,000        489,318,000        611,056,000
Gross profit margins: ..................
 Health Services .......................       39,281,000         52,300,000         58,300,000
 Managed Care Services:
  Specialized cost containment .........       23,630,000         42,907,000         60,440,000
  Field case management ................       19,844,000         21,472,000         23,019,000
                                            -------------      -------------      -------------
  Total Managed Care Services ..........       43,474,000         64,379,000         83,459,000
                                            -------------      -------------      -------------
                                               82,755,000        116,679,000        141,759,000
Operating income (1):
 Health Services .......................       19,742,000         12,273,000         34,415,000
 Managed Care Services .................       25,452,000         20,042,000         20,785,000
                                            -------------      -------------      -------------
                                               45,194,000         32,315,000         55,200,000
Interest expense .......................        3,741,000         12,667,000         18,021,000
Interest income ........................         (859,000)        (2,297,000)        (4,659,000)
Other expense, net .....................          836,000            883,000             44,000
                                            -------------      -------------      -------------
 Income before income taxes.............       41,476,000         21,062,000         41,794,000
Provision for income taxes .............       13,437,000         11,062,000         19,308,000
                                            -------------      -------------      -------------
 Net income ............................    $  28,039,000      $  10,000,000      $  22,486,000
                                            =============      =============      =============



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

     The Company's segment depreciation and amortization, capital expenditures and identifiable assets for the years ended December 31, 1996, 1997 and 1998 are as follows:





                                        1996             1997              1998
                                   --------------   --------------   ---------------
Depreciation and amortization:
 Health Services ...............   $  6,827,000     $  9,242,000      $ 11,442,000
 Managed Care Services .........      3,321,000        7,376,000        11,552,000
                                   ------------     ------------      ------------
                                   $ 10,148,000     $ 16,618,000      $ 22,994,000
                                   ============     ============      ============
Capital expenditures:
 Health Services ...............   $ 19,296,000     $ 16,862,000      $ 19,235,000
 Managed Care Services .........      4,728,000        8,673,000        14,952,000
                                   ------------     ------------      ------------
                                   $ 24,024,000     $ 25,535,000      $ 34,187,000
                                   ============     ============      ============
Identifiable assets:
 Health Services ...............   $260,619,000     $261,521,000      $309,419,000
 Managed Care Services .........    107,281,000      221,012,000       347,375,000
                                   ------------     ------------      ------------
                                   $367,900,000     $482,533,000      $656,794,000
                                   ============     ============      ============



(14) SUBSEQUENT EVENTS

     On March 2, 1999, Concentra entered into a definitive agreement to merge (the "Merger") with Yankee Acquisition Corp. ("Yankee"), a corporation formed by Welsh, Carson, Anderson & Stowe ("WCAS"), a 14.9% stockholder of the Company. Concentra's Board of Directors unanimously approved the transaction based upon the recommendation of its special committee of the Board of Directors, which was formed on October 29, 1998 to evaluate strategic alternatives in response to several unsolicited expressions of interest regarding the possible acquisition of some or all of the Company's Common Stock. On March 24, 1999, Concentra entered into an Amended and Restated Agreement and Plan of Merger with Yankee (the "Amended Merger Agreement"). Pursuant to the Amended Merger Agreement, WCAS will acquire approximately 87%, funds managed by Ferrer Freeman Thompson & Co. ("FFT") will acquire approximately 7% and other investors will acquire approximately 6% of the post-merger shares of common stock of the Company for $16.50 per share. As a result of the Merger, each outstanding share of Concentra Common Stock will be converted into the right to receive $16.50 in cash.

     In connection with the Merger, effective March 2, 1999, Concentra amended its Rights Agreement. The amendment provides, among other things, that Yankee and its affiliates will not be deemed an Acquiring Person (as such term is defined in the Rights Agreement) and that the Rights Agreement will expire immediately prior to the effective time of the Merger.

     The transaction is valued at approximately $1,100,000,000, including the refinancing of $327,750,000 of the 6% and 4.5% Convertible Subordinated Notes which contain change in control provisions in the related indentures. The transaction is structured to be accounted for as a recapitalization and is expected to be completed in the third quarter of 1999. The transaction is conditioned upon, among other things, approval of the shareholders of Concentra, receipt of financing and certain regulatory approvals.

     To finance the acquisition of the Company, WCAS will invest approximately $369,432,000 in equity financing, including the value of shares and convertible notes already owned by WCAS, and up to $110,000,000 in subordinated indebtedness. Additionally, FFT will invest approximately $30,600,000 and other investors will invest approximately $23,000,000 in equity. WCAS has also received commitments from various lenders to provide Yankee with $190,000,000 in senior subordinated notes, a $375,000,000 term loan and a $100,000,000 revolving credit facility to replace the Company's existing Senior Credit Facility. Additionally, Concentra would also utilize excess cash on hand at the time of the merger to help finance the purchase of the Concentra Common Stock. Simultaneous with the right to receive cash for shares, Yankee would merge with Concentra with Concentra surviving.

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

                         (15) SELECTED FINANCIAL DATA



                                                 For the year ended December 31,
                                               -----------------------------------
                                                     1994              1995
                                               ---------------- ------------------
Statement of Operations Data:
Revenue ......................................  $ 223,499,000     $  305,355,000
Gross profit .................................     37,093,000         62,435,000
Non-recurring charges ........................              -            898,000
Operating income .............................     15,928,000         29,446,000
Income before taxes ..........................     10,088,000         24,246,000
Provision for income taxes (1) ...............      6,802,000          7,771,000
Net income before extraordinary
 items (1) ...................................  $   3,286,000         16,475,000
Pro forma net income before
 extraordinary items (2) .....................                    $   13,845,000
Basic earnings per share before
 extraordinary items .........................                             $0.48
Basic pro forma earnings per share
 before extraordinary items (2) ..............                             $0.41
Basic weighted average shares out-
 standing ....................................                        33,810,000
Diluted earnings per share before
 extraordinary items .........................                             $0.46
Diluted pro forma earnings per share
 before extraordinary items (2) ..............                             $0.39
Diluted weighted average shares
 outstanding .................................                        35,939,000
Balance Sheet:
Working capital ..............................  $  19,117,000     $   21,971,000
Total assets .................................    113,672,000        188,530,000
Total debt ...................................     83,785,000         34,639,000
Total stockholders' equity (deficit) .........     (5,820,000)       109,383,000



                                                           For the year ended December 31,
                                               --------------------------------------------------------
                                                      1996               1997               1998
                                               ------------------ ------------------ ------------------
Statement of Operations Data:
Revenue ......................................   $372,683,000     $489,318,000     $611,056,000
Gross profit .................................     82,755,000      116,679,000      141,759,000
Non-recurring charges ........................        964,000       38,625,000       33,114,000
Operating income .............................     45,194,000       32,315,000       55,200,000
Income before taxes ..........................     41,476,000       21,062,000       41,794,000
Provision for income taxes (1) ...............     13,437,000       11,062,000       19,308,000
Net income before extraordinary
 items (1) ...................................     28,039,000       10,000,000     $ 22,486,000
Pro forma net income before
 extraordinary items (2) .....................   $ 25,309,000     $  7,189,000
Basic earnings per share before
 extraordinary items .........................          $0.69            $0.23            $0.48
Basic pro forma earnings per share
 before extraordinary items (2) ..............          $0.63            $0.17
Basic weighted average shares out-
 standing ....................................     40,411,000       42,774,000       46,451,000
Diluted earnings per share before
 extraordinary items .........................          $0.65            $0.22            $0.47
Diluted pro forma earnings per share
 before extraordinary items (2) ..............          $0.59            $0.16
Diluted weighted average shares
 outstanding .................................     43,344,000       46,895,000       47,827,000
Balance Sheet:
Working capital ..............................   $116,439,000     $ 36,754,000     $201,870,000
Total assets .................................    367,900,000      482,533,000      656,794,000
Total debt ...................................    142,229,000      206,600,000      327,925,000
Total stockholders' equity (deficit) .........    178,146,000      206,441,000      239,875,000



--------
(1) Prior to its recapitalization in March of 1994, CRA had elected to be taxed as an S corporation. In connection with its recapitalization, CRA was required to change from an S to a C corporation. This change resulted in CRA recording an incremental tax provision of $3,772,000 in the first quarter of 1994. The Company's pro forma net income for 1994 would have been $3,466,000 higher had CRA had been subject to federal and state income taxes during the entire period based upon an effective tax rate indicative of the statutory rate in effect during the period.

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

                                                                             QUARTER ENDED
                                            -------------------------------------------------------------------------------
                                                 MARCH 31,            JUNE 30,           SEPTEMBER 30,       DECEMBER 31,
                                                   1998                 1998                 1998                1998
                                            ------------------   ------------------   ------------------   ----------------
Revenue .................................       $144,282,000       $157,501,000       $157,362,000       $151,911,000
Cost of services ........................        109,898,000        116,633,000        118,660,000        124,106,000
                                                ------------       ------------       ------------       -------------
 Gross profit ...........................         34,384,000         40,868,000         38,702,000         27,805,000
General and administrative expenses               10,645,000         11,228,000         11,851,000         11,602,000
Amortization ............................          2,015,000          2,036,000          2,051,000          2,017,000
Non-recurring charge ....................         12,600,000                  -                  -         20,514,000
                                                ------------       ------------       ------------       -------------
 Operating income (loss) ................          9,124,000         27,604,000         24,800,000         (6,328,000)
Other expense, net ......................          3,710,000          3,207,000          3,355,000          3,134,000
Provision (benefit) for income taxes.....          4,567,000         10,236,000          9,000,000         (4,495,000)
                                                ------------       ------------       ------------       -------------
Net income (loss) .......................           $847,000       $ 14,161,000       $ 12,445,000       $ (4,967,000)
                                                ============       ============       ============       =============
Basic earnings (loss) per share .........              $0.02              $0.30              $0.26             $(0.11)
Diluted earnings (loss) per share .......              $0.02              $0.30              $0.26             $(0.11)




                                                                               QUARTER ENDED
                                              --------------------------------------------------------------------------------
                                                   MARCH 31,            JUNE 30,          SEPTEMBER 30,        DECEMBER 31,
                                                     1997                 1997                 1997                1997
                                              ------------------   ------------------   -----------------   ------------------
Revenue ...................................     $106,307,000         $19,633,000          $129,890,000         $133,488,000
Cost of services ..........................       82,640,000          90,736,000            96,024,000          103,239,000
                                                ------------         -----------          ------------         ------------
 Gross profit .............................       23,667,000          28,897,000            33,866,000           30,249,000
General and administrative expenses                9,025,000           9,948,000            10,251,000           10,607,000
Amortization ..............................        1,235,000           1,160,000             1,560,000            1,953,000
Non-recurring charge ......................                -                   -            38,625,000                    -
                                                ------------         -----------          ------------         ------------
 Operating income (loss) ..................       13,407,000          17,789,000           (16,570,000)          17,689,000
Other expense, net ........................        1,598,000           2,272,000             3,200,000            4,183,000
Provision for income taxes ................        4,106,000           5,395,000            (3,342,000)           4,903,000
                                                ------------         -----------          ------------         ------------
Net income (loss) .........................     $  7,703,000         $10,122,000          $(16,428,000)        $  8,603,000
                                                ============         ===========          ============         ============
Pro forma net income (loss) (1) ...........     $  7,080,000         $ 9,440,000          $(17,548,000)        $  8,217,000
                                                ============         ===========          ============         ============
Basic earnings (loss) per share ...........            $0.18               $0.24                $(0.38)               $0.20
Basic pro forma earnings (loss) per
 share (1) ................................            $0.17               $0.22                $(0.41)               $0.19
Diluted earnings (loss) per share .........            $0.17               $0.22                $(0.38)               $0.18
Diluted pro forma earnings (loss) per
 share (1) ................................            $0.15               $0.21                $(0.41)               $0.17



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

                                                        Supplemental Schedule II


                          CONCENTRA MANAGED CARE, INC.
                       Valuation and Qualifying Accounts
             For the Years Ended December 31, 1996, 1997 and 1998




                            BEGINNING        CHARGED                        NET DEDUCTIONS        ENDING
                             BALANCE        TO INCOME      ACQUISITIONS      FROM RESERVES       BALANCE
                          -------------   -------------   --------------   ----------------   -------------
Allowance for Doubtful
  Accounts
                  1996     $ 6,917,000     $ 5,298,000      $4,289,000        $ 6,526,000      $ 9,978,000
                  1997       9,978,000       8,890,000       7,797,000          9,942,000       16,723,000
                  1998      16,723,000      12,869,000       1,968,000         14,350,000       17,210,000
Contractual Allowance
                  1996     $   660,000     $ 3,680,000      $  800,000        $ 3,427,000      $ 1,653,000
                  1997       1,653,000      14,718,000               -         12,743,000        3,628,000
                  1998       3,628,000      16,095,000               -         15,073,000        4,650,000



--------
Non-recurring Charges(1)






                           BEGINNING       CHARGED                              ENDING
                            BALANCE       TO INCOME           USAGE            BALANCE
                         ------------   -------------   ----------------    -------------
                  1996     $       -       $   964,000      $    (964,000)    $        -
                  1997             -        38,625,000        (31,098,000)      7,527,000
                  1998      7,527,000       33,114,000        (29,701,000)     10,940,000



     (1) Non-recurring charge breakout by major category:



                                      PROFESSIONAL         FACILITY          PERSONNEL
                                          FEES          CONSOLIDATION         RELATED             OTHER               TOTAL
                                    ----------------   ---------------   ----------------   -----------------   ----------------
Balance 12/31/96 ................     $         -       $         -       $          -        $          -       $          -
 Provision-Q3 97 Charge .........      11,569,000         5,945,000         16,216,000           4,895,000         38,625,000
 Usage-Q3 97 Charge .............      (9,155,000)       (5,476,000)       (11,803,000)         (4,664,000)       (31,098,000)
                                      -----------       -----------       ------------        ------------       ------------
Balance 12/31/97 ................     $ 2,414,000       $   469,000       $  4,413,000        $    231,000       $  7,527,000
1988 Provision:
 Q3 97 Charge ...................     $         -       $         -       $          -        $          -       $          -
 Q1 98 Charge ...................       5,200,000         2,100,000          2,400,000           2,900,000         12,600,000
 Q4 98 Charge ...................               -         5,836,000          3,817,000          10,861,000         20,514,000
                                      -----------       -----------       ------------        ------------       ------------
Total 1998 Provision ............     $ 5,200,000       $ 7,936,000       $  6,217,000        $ 13,761,000       $ 33,114,000
1988 Usage:
 Q3 97 Charge ...................     $(2,414,000)      $  (469,000)      $ (4,413,000)       $   (231,000)      $ (7,527,000)
 Q1 98 Charge ...................      (5,136,000)         (746,000)        (2,355,000)         (2,891,000)       (11,128,000)
 Q4 98 Charge ...................               -        (1,140,000)        (2,490,000)         (7,416,000)       (11,016,000)
                                      -----------       -----------       ------------        ------------       ------------
Total 1998 Usage ................     $(7,550,000)      $(2,355,000)      $ (9,258,000)       $(10,538,000)      $(29,701,000)
                                      -----------       -----------       ------------        ------------       ------------
Balance 12/31/98 ................     $    64,000       $ 6,050,000       $  1,372,000        $  3,454,000       $ 10,940,000
                                      ===========       ===========       ============        ============       ============

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To the Stockholders and Board of
Directors of Concentra Managed Care, Inc.


We have audited in accordance with generally accepted auditing standards, the financial statements of Concentra Managed Care, Inc. and have issued our report thereon dated June 9, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of the financial statement schedules is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP



ARTHUR ANDERSEN LLP

Boston, Massachusetts
July 9, 1999

                               INDEX TO EXHIBITS



 Exhibit
 Number                                                   Description
-------- -------------------------------------------------------------------------------------------------------------
2.1      Agreement and Plan of Merger dated February 24, 1998 among the Registrant and Preferred Payment Sys-
         tems, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant's Annual Report on Form 10-K (File
         No. 000-22751) filed with the SEC on March 31, 1998)
2.2      Agreement and Plan of Merger dated March 2, 1999 between Yankee Acquisition Corp. and the Registrant
         (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 000-
         22751) filed with the SEC on March 3, 1999)
2.3      Amended and Restated Agreement and Plan of Merger dated March 24, 1999 between Yankee Acquisition
         Corp. and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on
         Form 8-K (File No. 000-22751) filed with the SEC on March 29, 1999)
3.1      Amended and Restated Certificate of Incorporation dated August 27, 1997 (incorporated by reference to
         Exhibit 3.1 to the Registrant's Annual Report on Form 10-K (File No. 000-22751) filed with the SEC on
         March 31, 1998)
3.2      Bylaws of Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on
         Form S-4 (File No. 333-27105) filed with the SEC on July 31, 1997)
4.1      Form of Certificate of Common Stock, par value $.01 per share, of the Registrant (incorporated by refer-
         ence to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-27105) filed with the SEC on July 31, 1997)
4.2      Indenture dated December 24, 1996 between OccuSystems and United States Trust Company of New York,
         as Trustee, (the "OccuSystems Indenture") relating to the 6% Convertible Subordinated Notes due 2001
         (incorporated by reference to Exhibit 4.1 to OccuSystems' Registration Statement on Form S-3 (File No.
         333-20933) as filed with the SEC on January 31, 1997)
4.3      First Supplemental Indenture dated August 29, 1997 between OccuSystems, the Registrant and United States
         Trust Company of New York, as Trust, relating to the 6% Convertible Subordinated Notes due 2001 (incor-
         porated by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K (File No. 00-22751)
         filed with the SEC on March 31, 1998)
4.4      Indenture dated as of March 16, 1998 between the Registrant and Chase Bank of Texas, N.A., as Trustee,
         (the "Concentra Indenture") relating to the 4.5% Convertible Subordinated Notes due 2003 (incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-22751) filed with the SEC on
         March 30, 1998)
4.5      Form of 6% Convertible Subordinated Note due 2001, establishing the terms of the 6% Convertible Subor-
         dinated Notes due 2001 pursuant to the OccuSystems Indenture (incorporated by reference to Exhibit A to the OccuSystems Indenture which Indenture is incorporated by reference to Exhibit 4.1 to OccuSystems'
         Registration Statement on Form S-3 (File No. 333-20933) as filed with the SEC on January 31, 1997)
4.6      Form of 4.5% Convertible Subordinated Notes due 2003, establishing the terms of the 4.5% Convertible
         Subordinated Notes due 2003 pursuant to the Concentra Indenture (incorporated by reference to the Regis-
         trant's Current Report on Form 8-K (File No. 000-22751) filed with the SEC on March 30, 1998)
4.7      Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to
         Exhibit 4.6 to the Registrant's Annual Report on Form 10-K (File No. 000-22751) filed with the SEC on
         March 31, 1998)
4.8      Form of Right Certificate (included as Exhibit B to the Rights Agreement filed as Exhibit 10.2 hereto). Pur-
         suant to the Rights Agreement, printed Right Certificates will not be delivered until as soon as practicable after the Distribution Date (as defined in the Rights Agreement)
4.9      Registration Rights Agreement dated as of March 11, 1998, among the Registrant, BT Alex. Brown Incor-
         porated, BancAmerica Robertson Stephens, Donaldson, Lufkin & Jenrette Securities Corporation and Piper
         Jaffray Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-22751)
         filed with the SEC on March 30, 1998)

 Exhibit
Number                                                      Description
-------- -----------------------------------------------------------------------------------------------------------------
 4.10    Registration Rights Agreement dated as of March 8, 1994, among Comprehensive Rehabilitation Associates,
         Inc., J.H. Whitney & Co., Whitney 1990 Equity Fund, L.P., Whitney Subordinated Debt Fund, L.P., First
         Union Corporation, Lois E. Silverman and Donald J. Larson (incorporated by reference to Exhibit 10.7 to
         CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)
10.1     Amended and Restated Credit Agreement dated as of February 20, 1998, between the Registrant, as Bor-
         rower, and First Union National Bank, as Administrative Agent, Fleet National Bank, as Documentation
         Agent, and the banks and financial institutions listed as signatories thereto, as amended by that certain letter agreement dated as of March 9, 1998, and as further amended by that certain letter agreement dated as of
         March 12, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K
         (File No. 000-22751) filed with the SEC on March 31, 1998)
10.2     Purchase Agreement dated as of March 11, 1998, among the Registrant, BT Alex. Brown Incorporated,
         BancAmerica Robertson Stephens, Donaldson, Lufkin & Jenrette Securities Corporation and Piper Jaffray,
         Inc. (incorporated by reference to the Registrant's Current Form on Form 8-K (File No. 000-22751) filed with the SEC on March 30, 1998)
10.3     Rights Agreement dated September 29, 1997 between the Registrant and ChaseMellon Shareholder Ser-
         vices, L.L.C. (incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A
         filed with the SEC on October 1, 1998)
10.4     Concentra Managed Care, Inc. 1997 Long-Term Incentive Plan (incorporated by reference to Appendix G to the Joint Proxy Statement/Prospectus forming a part of the Registrant's Registration Statement on Form
         S-4 (File No. 333-27105) filed with the SEC on July 31, 1997)
10.5     Concentra Managed Care, Inc. 1997 Employee Stock Purchase Plan (incorporated by reference to Appendix
         H to the Joint Proxy Statement/Prospectus forming a part of the Registrant's Registration Statement on Form
         S-4 (File No. 333-27105) filed with the SEC on July 31, 1997)
10.6     CRA Managed Care, Inc. 1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.25 to CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)
10.7     CRA Managed Care, Inc. 1994 Non-Qualified Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)
10.8     CRA Managed Care, Inc. 1994 Non-Qualified Time Acceleration Restricted Stock Option Plan (incorporated by reference to Exhibit 10.5 to CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)
10.9     OccuSystems, Inc. 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to OccuSys-
         tems' Registration Statement on Form S-1 (File No. 33-79734) filed with the SEC on May 8, 1995)
10.10    First Amended and Restated OccuSystems, Inc. and its Subsidiaries and Affiliates Stock Option and
         Restricted Stock Purchase Plan dated April 28, 1992 (incorporated by reference to Exhibit 10.11 to Occu-
         Systems' Registration Statement on Form S-1 (File No. 33-79734) filed with the SEC on May 8, 1995)
10.11    Employment Agreement dated April 21, 1997, between the Registrant and Joseph F. Pesce (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-4 (File No. 333-27105) filed with the SEC on July 31, 1997)
10.12    Employment Agreement dated April 21, 1997, between the Registrant and Richard A. Parr II (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-4 (File No. 333-27105)
         filed with the SEC on July 31, 1997)
10.13    Employment Agreement dated April 21, 1997, between the Registrant and W. Tom Fogarty (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-4 (File No. 333-27105)
         filed with the SEC on July 31, 1997)
10.14    Employment Agreement dated April 21, 1997, between the Registrant and James M. Greenwood (incorpo-
         rated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-4 (File No. 333-
         27105) filed with the SEC on July 31, 1997)

  Exhibit
Number                                                      Description
---------- -------------------------------------------------------------------------------------------------------------
10.15      Indemnification Agreement dated September 17, 1997, between the Registrant and Daniel J. Thomas (iden-
           tical agreements were executed between the Registrant and each of the following: Joseph F. Pesce, Richard
           A. Parr II, James M. Greenwood, W. Tom Fogarty, Kenneth Loffredo, Mitchell T. Rabkin, George H. Con-
           rades, Robert A. Ortenzio, Lois E. Silverman, Paul B. Queally, John K. Carlyle) (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K (File No. 000-22751) filed with the SEC on March 31, 1998)
10.16      Agreement of Acceptance dated as of July 29, 1997, among the Registrant, Donald J. Larson and Lois E.
           Silverman (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form
           S-4 (File No. 333-27105) filed with the SEC on July 31, 1997)
10.17      Software License Agreement dated February 10, 1995 between CRA and CompReview, Inc. (confidential treatment granted) (incorporated by reference to CRA's Registration Statement on Form S-1 (File No.
           33-90426) filed with the SEC on March 17, 1995)
10.18      Lease Agreement dated January 1, 1994 between the Registrant and Colonial Realty Trust for office space located at 168 U.S. Route 1, Falmouth, ME 04105 (incorporated by reference to Exhibit 10.10 to CRA's
           Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)
10.19      Lease Agreement dated January 1, 1994 between the Registrant and Colonial Realty Trust for office space located at 46 Austin Street, Newtonville, MA 02160 (incorporated by reference to Exhibit 10.11 to CRA's
           Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)
10.20      Lease Agreement dated January 1, 1994 between the Registrant and Colonial Realty Trust for office space located at 312 Union Wharf, Boston, MA 02109 (incorporated by reference to Exhibit 10.17 to CRA's Reg-
           istration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)
10.21      Lease Agreement dated January 1, 1994 between the Registrant and Colonial Realty Trust for office space located at 565 Turnpike Street, North Andover, MA 01845 (incorporated by reference to Exhibit 10.18 to
           CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)
10.22      Lease Agreement dated January 1, 1994 between the Registrant and Colonial Realty Trust for office space located at 15A Riverway Place, Bedford, NH 03110 (incorporated by reference to Exhibit 10.19 to CRA's
           Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)
10.23      Lease Agreement dated January 1, 1994 between the Registrant and Colonial Realty Trust for office space located at 509 Stillwells Corner Road, Freehold, NJ 07728 (incorporated by reference to Exhibit 10.20 to
           CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)
10.24      Lease Agreement dated January 1, 1994 between the Registrant and Colonial Realty Trust for office space located at 732 Thimble Shoals Blvd., Newport News, VA 23606 (incorporated by reference to Exhibit 10.21 to CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17, 1995)
10.25      Lease Agreement dated January 1, 1994 between the Registrant and Colonial Realty Trust for office space located at 10132 Colvin Run Road, Suite A, Great Falls, VA 22066 (incorporated by reference to Exhibit
           10.22 to CRA's Registration Statement on Form S-1 (File No. 33-90426) filed with the SEC on March 17,
                    1995)
10.26      Occupational Medicine Center Management and Consulting Agreement dated December 31, 1993, between
           Concentra Health Services, Inc. (formerly OccuCenters, Inc.) ("CHS") and Occupational Health Centers of
           Southwest, P.A., a Texas professional association (incorporated by reference to Exhibit 10.6 to OccuSys-
           tems' Annual Report on Form 10-K (File No. 0-24440) filed with the SEC on March 29, 1996)
10.27      Occupational Medicine Center Management and Consulting Agreement dated December 31, 1993, between
           CHS and Occupational Health Centers of Southwest, P.A., a Arizona professional association (incorporated by reference to Exhibit 10.7 to OccuSystems' Annual Report on Form 10-K (File No. 0-24440) filed with the SEC on March 29, 1996)
10.28      Occupational Medicine Center Management and Consulting Agreement dated December 31, 1993, between
           CHS and Occupational Health Centers of New Jersey, a New Jersey professional association (incorporated by reference to Exhibit 10.8 to OccuSystems' Registration Statement on Form S-1 (File No. 33-01660) filed with the SEC on March 28, 1996)

  Exhibit
Number                                                      Description
---------- -------------------------------------------------------------------------------------------------------------
 10.29     Warrant Agreement dated January 3, 1995 between OccuSystems and Creditanstalt- Bankverein (incorpora-
           tion by reference to Exhibit 10.13 to OccuSystems' Registration Statement on Form S-1 (File No. 33-01660)
           filed with the SEC on March 28, 1996)
 10.30     Voting Agreement dated May 15, 1997, by and between Lois E. Silverman and Donald J. Larson (incorpo-
           rated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K (File No. 000-22751)
           filed with the SEC on March 31, 1998)
 10.31     Amendment No. 1 to Rights Agreement dated March 2, 1999 between the Registrant and ChaseMellon
           Shareholder Services, L.L.C. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on
           Form 8-K (File No. 000-22751) filed with the SEC on March 31, 1998)
+10.32     Amendment No. 1 to Employment Agreement dated January 12, 1999 between the Registrant and Joseph F.
           Pesce
+10.33     Amendment No. 1 to Employment Agreement dated January 12, 1999 between the Registrant and Richard
           A. Parr II
+10.34     Employment Agreement dated January 12, 1999 between the Registrant and Daniel J. Thomas
+10.35     Amendment No. 1 to Employment Agreement dated January 12, 1999 between the Registrant and W. Tho-
           mas Fogarty
+10.36     Amendment No. 1 to Employment Agreement dated January 12, 1999 between the Registrant and James
           M. Greenwood
 10.37     Employment Agreement dated September 17, 1997, between the Registrant and Kenneth Loffredo (incorpo-
           rated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-22751)
           filed with the SEC on November 13, 1998)
+10.38     Amendment No. 1 to Employment Agreement dated January 12, 1999 between the Registrant and Kenneth
           Loffredo
 10.39     Employment Agreement dated January 12, 1998 between the Registrant and Richard D. Rehm, M.D.
           (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No.
           000-22751) filed with the SEC on August 13, 1998)
 10.40     Employment Agreement dated February 10, 1998 between the Registrant and Stephen Read (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-22751) filed with the SEC on August 13, 1998)
 10.41     Indemnification Agreement dated May 13, 1998 between the Registrant and Hon. Willis D. Gradison, Jr.
           (identical agreements executed between the Registrant and Stephen Read (dated December 16, 1997), Rich-
           ard D. Rehm, M.D. (dated May 13, 1998), Eliseo Ruiz III (dated May 11, 1998), Scott Henault (dated Sep-
           tember 17, 1997), Darla Walls (dated December 16, 1997), Jeffrey R. Luber (dated December 16, 1997) and
           Martha Kuppens (dated December 16, 1997)) (incorporated by reference to Exhibit 10.3 to the Registrant's
           Quarterly Report on Form 10-Q (File No. 000-22751) filed with the SEC on August 13, 1998
+21.1      List of Subsidiaries
+23.1      Consent of Arthur Andersen LLP
+27.1      Financial Data Schedule for the year ended December 31, 1998
+27.2      Financial Data Schedule for the year ended December 31, 1997


--------
+ Filed herewith.