Form 10-Q/A
period 1999-03-31
CONCENTRA MANAGED CARE INC
filed 1999-07-15
CIK 1038528

================================================================================
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549


                                ---------------

                                  FORM 10-Q/A


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


                  Yes [X]  No [ ]


At June 3, 1999, the registrant had outstanding an aggregate of 47,392,882 shares of its Common Stock, $.01 par value.





--------------------------------------------------------------------------------
================================================================================

                          CONCENTRA MANAGED CARE, INC.


                                     INDEX






                                                                                              Page
                                                                                             -----
PART I. FINANCIAL INFORMATION
Consolidated Balance Sheets at December 31, 1998 and March 31, 1999 (Unaudited) ..........      3

Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31,          4
  1998 and 1999...........................................................................

Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31,          5
  1998 and 1999...........................................................................

Notes to Consolidated Financial Statements (Unaudited) ...................................      6

Management's Discussion and Analysis of Financial Condition and Results of Operations ....     10

Quantitative and Qualitative Dislosures About Market Risk ................................     17


PART II. OTHER INFORMATION                                                                     18

Signature ................................................................................     19

EXHIBIT INDEX ............................................................................     20


                         CONCENTRA MANAGED CARE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 1998 AND MARCH 31, 1999



                                                                   DECEMBER 31,        MARCH 31,
                            ASSETS                                     1998               1999
--------------------------------------------------------------   ----------------   ---------------
                                                                                        (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents                                        $ 101,128,000      $  92,753,000
 Marketable securities                                                5,000,000          5,003,000
 Accounts receivable, net                                           127,615,000        137,272,000
 Prepaid expenses, tax assets and other current assets               33,094,000         36,109,000
                                                                  -------------      -------------
   Total current assets                                             266,837,000        271,137,000
PROPERTY AND EQUIPMENT, at cost                                     138,147,000        145,096,000
Accumulated depreciation and amortization                           (52,220,000)       (56,048,000)
                                                                  -------------      -------------
NET PROPERTY AND EQUIPMENT                                           85,926,000         89,048,000
GOODWILL AND OTHER INTANGIBLE ASSETS, NET                           277,953,000        285,971,000
MARKETABLE SECURITIES                                                10,583,000         10,542,000
OTHER ASSETS                                                         15,495,000         15,280,000
                                                                  -------------      -------------
                                                                  $ 656,794,000      $ 671,978,000
                                                                  =============      =============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------
CURRENT LIABILITIES:
 Revolving credit facilities                                      $           -      $           -
 Current portion of long-term debt                                       55,000             55,000
 Accounts payable                                                    13,098,000         12,689,000
 Accrued expenses                                                    25,841,000         26,486,000
 Accrued payroll and related expenses                                25,973,000         29,451,000
                                                                  -------------      -------------
   Total current liabilities                                         64,967,000         68,681,000
LONG-TERM DEBT, NET OF CURRENT PORTION                              327,870,000        327,845,000
DEFERRED INCOME TAXES AND OTHER LIABILITIES                          24,082,000         27,800,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock                                                           471,000            473,000
 Paid-in capital                                                    270,654,000        272,420,000
 Accumulated other comprehensive income - unrealized gain on             60,000              1,000
  Marketable securities
 Retained deficit                                                   (31,310,000)       (25,242,000)
                                                                  -------------      -------------
   Total stockholders' equity                                       239,875,000        247,652,000
                                                                  -------------      -------------
                                                                  $ 656,794,000      $ 671,978,000
                                                                  =============      =============


  The accompanying notes are an integral part of these consolidated financial statements.

                         CONCENTRA MANAGED CARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                  (UNAUDITED)




                                                                    1998             1999
                                                               --------------   --------------
Revenue:
 Health Services ...........................................    $ 58,063,000     $ 70,622,000
 Managed Care Services:
  Specialized cost containment .............................      44,379,000       46,712,000
  Field case management ....................................      41,840,000       38,077,000
                                                                ------------     ------------
   Total Managed Care Services .............................      86,219,000       84,789,000
                                                                ------------     ------------
    Total revenue ..........................................     144,282,000      155,411,000

Cost of services:
 Health Services ...........................................      45,140,000       57,800,000
 Managed Care Services .....................................      64,758,000       65,937,000
                                                                ------------     ------------
  Total cost of services ...................................     109,898,000      123,737,000
                                                                ------------     ------------
   Total gross profit ......................................      34,384,000       31,674,000

General and administrative expenses ........................      10,645,000       14,420,000
Amortization of intangibles ................................       2,015,000        3,038,000
Non-recurring charge .......................................      12,600,000                -
                                                                ------------     ------------
   Operating income ........................................       9,124,000       14,216,000

Interest expense ...........................................       3,882,000        4,677,000
Interest income ............................................        (233,000)      (1,112,000)
Other, net .................................................          61,000           98,000
                                                                ------------     ------------
   Income before income taxes ..............................       5,414,000       10,553,000

Provision for income taxes .................................       4,567,000        4,485,000
                                                                ------------     ------------
Net income .................................................    $    847,000     $  6,068,000
                                                                ============     ============
Basic earnings per share ...................................    $       0.02     $       0.13
                                                                ============     ============
 Weighted average common shares outstanding ................      44,939,000       47,251,000
                                                                ============     ============
Diluted earnings per share .................................    $       0.02     $       0.13
                                                                ============     ============
 Weighted average common shares and common share equivalents
  outstanding ..............................................      47,769,000       47,882,000
                                                                ============     ============



  The accompanying notes are an integral part of these consolidated financial statements.

                         CONCENTRA MANAGED CARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                  (UNAUDITED)




                                                                                  1998              1999
                                                                            ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income .............................................................    $     847,000     $   6,068,000
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization .........................................        3,118,000         4,789,000
  Amortization of intangibles ...........................................        2,015,000         3,038,000
  Amortization of deferred finance costs ................................          202,000           499,000
  Earnings of unconsolidated subsidiaries, net of distributions .........         (174,000)          (63,000)
  Write-off of fixed assets .............................................                -           290,000
 Change in assets and liabilities:
  Accounts receivable ...................................................       (3,364,000)       (7,739,000)
  Prepaid expenses and other assets .....................................         (503,000)       (3,362,000)
  Accounts payable, accrued expenses and income taxes ...................        7,348,000         3,885,000
                                                                             -------------     -------------
    Net cash provided by operating activities ...........................        9,489,000         7,405,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions, net of cash acquired .....................................       (1,577,000)      (10,243,000)
 Purchase of property and equipment .....................................      (10,390,000)       (7,237,000)
 Purchase of investments, net ...........................................                -           (21,000)
 Proceeds from sale of property and equipment and other .................          440,000                 -
                                                                             -------------     -------------
    Net cash used in investing activities ...............................      (11,527,000)      (17,501,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings (payments) under revolving credit facilities, net ...........      (49,000,000)                -
 Proceeds from the issuance of long-term debt ...........................      200,000,000                 -
 Payment of deferred financing costs ....................................       (5,120,000)                -
 Repayments of long-term debt ...........................................      (49,219,000)          (25,000)
 Net proceeds from the issuance of common stock under employee stock
  purchase and option plans .............................................        3,892,000         1,746,000
 Payments to dissenting shareholders ....................................      (15,047,000)                -
 Dividends and distributions to shareholders ............................       (1,509,000)                -
                                                                             -------------     -------------
    Net cash provided by financing activities ...........................       83,997,000         1,721,000
                                                                             -------------     -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................       81,959,000        (8,375,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........................       11,964,000       101,128,000
                                                                             -------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ................................    $  93,923,000     $  92,753,000
                                                                             =============     =============

 Interest paid ..........................................................    $   1,203,000     $   5,587,000
 Income taxes paid ......................................................    $   1,112,000     $     484,000
 Conversion of notes payable into common stock ..........................    $  10,000,000     $           -
 Liabilities and debt assumed in acquisitions ...........................    $     933,000     $   2,323,000


  The accompanying notes are an integral part of these consolidated financial statements.

                         CONCENTRA MANAGED CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



The accompanying unaudited financial statements have been prepared by Concentra Managed Care, Inc. (the "Company" or "Concentra") pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (all of which are of a normal recurring nature) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with the annual financial statements and, accordingly, should be read in conjunction with the attached Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and footnotes for the year ended December 31, 1998 included in the Company's Form 10-K/A, where certain terms have been defined.


(1) PENDING TRANSACTION

On March 2, 1999, Concentra entered into a definitive merger agreement to merge (the "Merger") with Yankee Acquisition Corp. ("Yankee"), a corporation formed by Welsh, Carson, Anderson & Stowe ("WCAS"), a 14.9% stockholder of the Company. Concentra's Board of Directors unanimously approved the transaction based upon the recommendation of its special committee of the Board of Directors, which was formed on October 29, 1998 to evaluate strategic alternatives in response to several unsolicited expressions of interest regarding the possible acquisition of some or all of the Company's Common Stock. On March 24, 1999, Concentra entered into an Amended and Restated Agreement and Plan of Merger with Yankee (the "Amended Merger Agreement"). Pursuant to the Amended Merger Agreement, WCAS will acquire approximately 87%, funds managed by Ferrer Freeman Thompson & Co., LLC ("FFT") will acquire approximately 7% and other investors will acquire approximately 6% of the post-merger shares of common stock of Concentra for $16.50 per share. As a result of the Merger, each outstanding share of Concentra common stock will be converted into the right to receive $16.50 in cash.

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

To finance the acquisition of Concentra, WCAS will invest approximately $369,432,000 in equity financing, including the value of shares and convertible notes already owned by Welsh Carson, and up to $110,000,000 in subordinated indebtedness. Additionally, FFT will invest approximately $30,600,000 and other investors will invest approximately $23,000,000 in equity. WCAS has also received commitments from various lenders to provide financing of $190,000,000 in senior subordinated notes, $375,000,000 in term loans and a $100,000,000 revolving credit facility to replace Concentra's existing Senior Credit Facility. Additionally, Concentra would utilize excess cash on hand at the time of the merger to help finance the purchase of Concentra Common Stock. Simultaneous with the right to receive cash for shares, Yankee would merge with and into Concentra with Concentra surviving.

As a result of the merger, Concentra will incur certain deal fees and financing costs of approximately $44,000,000. These costs will consist principally of banking and professional fees of approximately $17,500,000 associated with the issuance of new debt which will be capitalized as deferred finance costs and other banking, professional and transaction fees of approximately $26,500,000 associated with the merger which will be expensed. Concentra will also incur approximately $4,788,000 in non-cash charges for deferred compensation expense related to the accelerated vesting and issuance of 195,000 shares of restricted stock as a result of the merger. In addition, Concentra expects to settle vested in the money options which will result in a non-cash compensation change of approximately $12,400,000.

(2) CHANGE IN ESTIMATE
The Company has historically amortized goodwill over periods ranging from 30 to 40 years. Effective January 1, 1999, the Company changed its policy, on a prospective basis, with respect to amortization of goodwill. All existing and future goodwill will be amortized over a period not to exceed 25 years. Had the Company adopted this policy at the beginning of 1998, amortization for the first quarter and full year 1998 would have increased approximately $730,000 and $3,300,000, respectively, and diluted earnings per share would have been $0.01 and $0.42, respectively. As of March 31,1999, net intangible assets consisted of the following:



Goodwill, amortization period of 25 years ...................................    $283,354,000
Customer lists, amortization period of 7 years ..............................       1,306,000
Assembled workforces, amortization period of 5 years ........................       1,311,000
                                                                                 ------------
 Total intangible assets, weighted average amortization period of 24.8 years     $285,971,000
                                                                                 ============



(3) BASIS OF PRESENTATION AND RECENT ACQUISITIONS

On February 24, 1998, the Company acquired all of the outstanding common stock of Preferred Payment Systems, Inc. ("PPS") of Naperville, Illinois, in exchange for approximately 7,100,000 shares of Concentra Common Stock, the assumption of PPS options totaling approximately 580,000 shares of Concentra Common Stock, the payment of $15,047,000 in cash to dissenting PPS shareholders, and the assumption of approximately $49,000,000 of debt which was repaid at the time of the acquisition (see Note 5). This merger was accounted for as a pooling of interests. PPS, founded in 1990, is a provider of specialized cost containment and outsourcing services for healthcare payors. The Company also completed several immaterial acquisitions during the first quarter of 1999. None of these acquisitions were significant in relation to the Company's consolidated financial statements and, therefore, pro forma financial information has not been presented.

In the first quarter of 1998, the Company recorded a non-recurring charge of $12,600,000 primarily associated with the merger of PPS. The utilization of this charge through March 31, 1999, was approximately $5,250,000 for professional fees and services, $2,743,000 in costs associated with personnel reductions, $911,000 in facility consolidations and closings, $1,627,000 associated with the write-off of deferred financing fees on PPS indebtedness retired and $1,349,000 of other non-recurring costs. At March 31, 1999, approximately $720,000 of the non-recurring charge remains, primarily related to remaining facility lease obligations.

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

The following is a rollforward of the non-recurring charges recorded in 1998:

First quarter of 1998 $12,600,000 non-recurring charge:

        DECEMBER 31, 1998      CHARGED                       MARCH 31, 1999
            BALANCE          TO INCOME         USAGE            BALANCE
          $1,472,000          $     -        $(752,000)        $720,000

Fourth quarter of 1998 $20,514,000 non-recurring charge:

       DECEMBER 31, 1998      CHARGED                        MARCH 31, 1999
            BALANCE          TO INCOME          USAGE           BALANCE
          $9,468,000         $      -       $(1,815,000)       $7,653,000

he   Financial   Accounting  Standards  Board  issued  Statement  of  Financial
Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") effective in the first quarter of 1998. SFAS 130 establishes standards for reporting comprehensive income and its components in the consolidated financial statements. The Company's reported net income for the three months ended March 31, 1998 and 1999 does not materially differ from comprehensive income as defined in SFAS 130.

(4) EARNINGS PER SHARE


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


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                 ---------------------------------
                                                                       1998              1999
                                                                 ---------------   ---------------
BASIC EARNINGS PER SHARE:
 Net income available to shareholders ........................    $    847,000      $  6,068,000
                                                                  ============      ============
 Weighted average common shares outstanding ..................      44,939,000        47,251,000
 Basic earnings per share ....................................    $       0.02      $       0.13
                                                                  ============      ============
DILUTED EARNINGS PER SHARE:
 Net income available to shareholders ........................    $    847,000      $  6,068,000
  Interest on dilutive convertible notes, net of tax .........          52,000                 -
                                                                  ------------      ------------
 Diluted net income ..........................................    $    899,000      $  6,068,000
                                                                  ============      ============
 Weighted average common shares outstanding ..................      44,939,000        47,251,000
  Dilutive options, warrants and notes payable ...............       1,469,000           631,000
  Dilutive convertible notes (1) .............................       1,361,000                 -
                                                                  ------------      ------------
 Weighted average common shares and equivalents outstanding         47,769,000        47,882,000
 Diluted earnings per share ..................................    $       0.02      $       0.13
                                                                  ============      ============


--------
(1) Excludes common stock equivalents of 3,291,243 shares of common stock related to the 6.0% Convertible Subordinated Notes issued in December 1996 and 5,575,758 shares of common stock related to the 4.5% Convertible Subordinated Notes issued in March and April 1998 as they are anti-dilutive for the applicable periods presented.

(5) REVOLVING CREDIT FACILITIES AND LONG-TERM DEBT


The Company's debt as of December 31, 1998 and March 31, 1999 consists of the following:

                                                                    DECEMBER 31,         MARCH 31,
                                                                        1998               1999
                                                                  ----------------   ----------------
Senior Credit Facility ........................................     $          -       $          -
4.5% Convertible Subordinated Notes due March 2003 ............      230,000,000        230,000,000
6.0% Convertible Subordinated Notes due December 2001 .........       97,750,000         97,750,000
Other .........................................................          175,000            150,000
                                                                    ------------       ------------
                                                                     327,925,000        327,900,000
Less: Current maturities ......................................          (55,000)           (55,000)
                                                                    ------------       ------------
 Long-term debt, net of current maturities ....................     $327,870,000       $327,845,000
                                                                    ============       ============

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


As a result of the fourth quarter 1998 non-recurring charge, the Company was not in compliance with certain leverage ratio covenants under the Senior Credit Facility in the fourth quarter of 1998 and in the first quarter of 1999. The Company received a waiver on all fourth quarter of 1998 and first quarter of 1999 financial covenant calculations through June 30, 1999. The Company does not have any borrowings outstanding under the Senior Credit Facility and expects the Senior Credit Facility to be replaced with a new revolving credit facility at the time of the Merger (see Note 1).

(6) SEGMENT INFORMATION

Operating segments represent components of the Company's business that are evaluated regularly by key management in assessing performance and resource allocation. The Company has determined that its reportable segments consist of its Health Services, Specialized Cost Containment and Field Case Management Groups. The following are the reportable segments:


Health Services manages occupational healthcare centers at which it provides support personnel, marketing, information systems and management services to its affiliated physicians. Health Services and its joint ventures own all the operating assets of the occupational healthcare centers, including leasehold interests and medical equipment.

Specialized Cost Containment services include first report of injury, utilization management (precertification and concurrent review), retrospective medical bill review, telephonic case management, specialized preferred provider organization ("PPO") network access, independent medical examinations ("IMEs"), peer reviews and out-of-network bill review services. These services are designed to reduce the cost of workers' compensation claims, automobile accident injury claims and group health claims.


Field Case Management provides services involving case managers and nurses working on a one-on-one basis with injured employees and their various healthcare professionals, employers and insurance company adjusters to assist in maximizing medical improvement and, where appropriate, to expedite the return to work.


The Health Services Group is managed separately and has different economic characteristics from the Special Cost Containment and Field Case Management groups, and is therefore shown as a separate reportable segment. The Field Case Management Group and certain operating segments included in the Specialized Cost Containment Group have similar economic characteristics and may share the same management and/or locations. However, the Field Case Management Group is reported as a separate segment for management reporting purposes and it represents 48.5% and 44.9% of total Managed Care Services revenue for the three months ended March 31, 1998 and 1999, respectively.

There has not been a material change in the composition of segment identifiable assets as of March 31, 1999 as compared to December 31, 1998 amounts reported in the Company's 1998 Form 10-K/A. Revenues from individual customers, revenues between business segments and revenues, operating profit and identifiable assets of foreign operations are not significant.


The Company's Statements of Operations on a segment basis for the three months ended March 31, 1998 and 1999 were as follows:


                                                1998             1999
                                           --------------   --------------
Revenue:
 Health Services .......................  $58,063,000       $70,622,000
 Managed Care Services:
  Specialized cost containment .........   44,379,000        46,712,000
  Field case management ................   41,840,000        38,077,000
                                          -----------       -----------
   Total Managed Care Services .........   86,219,000        84,789,000
                                          -----------       -----------
                                          144,282,000       155,411,000
Gross profit:
 Health Services .......................   12,923,000        12,822,000
 Managed Care Services:
  Specialized cost containment .........   14,382,000        13,809,000
  Field case management ................    7,079,000         5,043,000
                                          -----------       -----------
   Total Managed Care Services .........   21,461,000        18,852,000
                                          -----------       -----------
                                           34,384,000        31,674,000
Operating income (1):
 Managed Care Services .................    1,864,000         9,850,000
 Health Services .......................    7,260,000         4,366,000
                                          -----------       -----------
                                            9,124,000        14,216,000

Interest expense .......................    3,882,000         4,677,000
Interest income ........................     (233,000)       (1,112,000)
Other expense, net .....................       61,000            98,000
                                          -----------       -----------
 Income before income taxes ............    5,414,000        10,553,000
Provision for income taxes .............    4,567,000         4,485,000
                                          -----------       -----------
Net income .............................   $  847,000       $ 6,068,000
                                          ===========       ===========

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


REFERENCE  IS  HEREBY  MADE  TO  THE  COMPANY'S  FORM  10-K/A FOR THE YEAR ENDED
DECEMBER  31,  1998,  WHERE  CERTAIN  TERMS  HAVE  BEEN  DEFINED,  AND FORM 8-KS
RELATING TO THE PROPOSED MERGER, ALL FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, FOR CERTAIN CONSIDERATIONS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN THIS DOCUMENT.


PENDING TRANSACTION

On March 2, 1999, Concentra entered into a definitive merger agreement to merge (the "Merger") with Yankee Acquisition Corp. ("Yankee"), a corporation formed by Welsh, Carson, Anderson & Stowe ("WCAS"), a 14.9% stockholder of the Company. Concentra's Board of Directors unanimously approved the transaction based upon the recommendation of its special committee of the Board of Directors, which was formed on October 29, 1998 to evaluate strategic alternatives in response to several unsolicited expressions of interest regarding the possible acquisition of some or all of the Company's common stock. On March 24, 1999, Concentra entered into an Amended and Restated Agreement and Plan of Merger with Yankee (the "Amended Merger Agreement". Pursuant to the Amended Merger Agreement, WCAS will acquire approximately 87%, funds managed by Ferrer Freeman Thompson & Co., LLC ("FFT") will acquire approximately 7% and other investors will acquire approximately 6% of the post-merger shares of common stock of Concentra for $16.50 per share. As a result of the merger, each outstanding share of Concentra common stock will be converted into the right to receive $16.50 in cash.

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

To finance the acquisition of Concentra, WCAS will invest approximately $369,432,000 in equity financing, including the value of shares and convertible notes already owned by Welsh Carson, and up to $110,000,000 in subordinated indebtedness. Additionally, FFT will invest approximately $30,600,000 and other investors will invest approximately $23,000,000 in equity. WCAS has also received commitments from various lenders to provide financing of $190,000,000 in senior subordinated notes, $375,000,000 in term loans and a $100,000,000 revolving credit facility to replace Concentra's existing Senior Credit Facility. Additionally, Concentra would utilize excess cash on hand at the time of the merger to help finance the purchase of Concentra common stock. Simultaneous with the right to receive cash for shares, Yankee would merge with and into Concentra with Concentra surviving.

As a result of the merger, Concentra will incur certain deal fees and financing costs of approximately $44,000,000. These costs will consist principally of banking and professional fees of approximately $17,500,000 associated with the issuance of new debt which will be capitalized as deferred finance costs and other banking, professional and transaction fees of approximately $26,500,000 associated with the merger which will be expensed. Concentra will also incur approximately $4,788,000 in non-cash charges for deferred compensation expense related to the accelerated vesting and issuance of 195,000 shares of restricted stock as a result of the merger. In addition, Concentra expects to settle vested in-the-money options which will result in a non-cash compensation change of approximately $12,400,000.

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


Concentra Managed Care Services, Inc. ("Managed Care Services"), an operating subsidiary of Concentra, provides specialized cost containment and field case management services designed to reduce costs associated with workers' compensation, disability and automobile accident coverage. Managed Care Services currently derives most of its revenues on a fee-for-service basis or percentage of savings basis. Specialized cost containment includes first report of injury, utilization management (precertification and concurrent review), retrospective medical bill review, telephonic case management, PPO network access, independent medical examinations ("IMEs"), peer reviews and out-of-network bill review services that are designed to reduce the cost of workers' compensation claims, automobile accident injury claims and group health claims. On February 24, 1998, the Company merged with Preferred Payment Systems, Inc. ("PPS") in a pooling-of-interests transaction and significantly expanded its presence in the out-of-network group health bill review market. In the first quarter of 1998, the Company recorded a non-recurring charge of $12,600,000 primarily associated with the merger of PPS.


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


The following table provides certain information concerning the Company's service locations:


                                                                                                  THREE MONTHS
                                                                      YEARS ENDED 31, DECEMBER       ENDED
                                                                     -----------------------        MARCH 31,
                                                                        1997         1998            1999
                                                                        ----         ----            ----
Service locations at the end of the period:
 Occupational healthcare centers (1) .............................        140          156           169
 Cost containment services offices ...............................         83           85            79
 Field case management offices (2) ...............................        123           89            90
Physician practices acquired during the period (3) ...............         22           12            13
Physician practices developed during the period ..................          8            4             -
Number of affiliated physicians at the end of the period .........        252          278           306
Occupational healthcare centers-same market growth (4)                   11.0%        11.4%         10.7%

--------
(1) Does   not   include  the  assets  of  practices  which  were  acquired  and subsequently divested or consolidated into existing centers within a market.

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999


REVENUES


Total revenues increased 7.7% in the first quarter of 1999 to $155,411,000 from $144,282,000 in the first quarter of 1998. Health Services' revenues increased 21.6% in the first quarter of 1999 to $70,622,000 from $58,063,000 in the first quarter of 1998. Managed Care Services' revenues decreased 1.7% in the first quarter of 1999 to $84,789,000 from $86,219,000 in the first quarter of 1998 as specialized cost containment revenues increased 5.3% in the first quarter of 1999 to $46,712,000 from $44,379,000 in the first quarter of 1998 and field case management revenues decreased 9.0% for the first quarter of 1999 to $38,077,000 from $41,840,000 in the first quarter of 1998.


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


COST OF SERVICES


Total cost of services increased 12.6% in the first quarter of 1999 to $123,737,000 from $109,898,000 in the first quarter of 1998. Health Services' cost of sales increased 28.1% in the first quarter of 1999 to $57,800,000 from $45,140,000 in the first quarter of 1998 while Managed Care Services' cost of services increased 1.8% in the first quarter of 1999 to $65,937,000 from $64,758,000 in the first quarter of 1998.

Total gross profit margin decreased to 20.4% in the first quarter of 1999 compared to 23.8% in the first quarter of 1998. Health Services gross profit margin decreased to 18.2% in the first quarter of 1999 compared to 22.3% in the first quarter of 1998 while Managed Care Services' gross profit margin decreased to 22.2% in the first quarter of 1999 compared to 24.9% in the first quarter of 1998.

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

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 35.5% in the first quarter of 1999 to $14,420,000 from $10,645,000 in the first quarter of 1998, or 9.3% and
7.4% as a percentage of revenue for the first quarter of 1999 and 1998, respectively. The increase in general and administrative expenses in 1999 was due primarily to the continued investment in the Information Services and Technology Group and in accounting and administrative personnel.


AMORTIZATION OF INTANGIBLES


Amortization of intangibles increased 50.8% in the first quarter of 1999 to $3,038,000 from $2,015,000 in the first quarter of 1998, or 2.0% and 1.4% as a percentage of revenue for the first quarter of 1999 and 1998, respectively. The increase is the result of a prospective change in the amortization period of goodwill and the amortization of additional intangible assets such as goodwill, customer lists and assembled workforces primarily associated with acquisitions by Health Services.

The Company has historically amortized goodwill over periods ranging from 30 to 40 years. Effective January 1, 1999, the Company changed its policy, on a prospective basis, with respect to amortization of goodwill. All existing and future goodwill will be amortized over a period not to exceed 25 years. Had the Company adopted this policy at the beginning of 1998, amortization for the first quarter and full year 1998 would have increased approximately $730,000 and $3,300,000, respectively, and diluted earnings per share would have been $0.01 and $0.42, respectively. As of March 31,1999, net intangible assets consisted of the following :




Goodwill, amortization period of 25 years ..........................$283,354,000
Customer lists, amortization period of 7 years .....................   1,306,000
Assembled workforces, amortization period of 5 years ...............   1,311,000
                                                                    ------------
  Total intangible assets, weighted average amortization
    period of 24.8 years ...........................................$285,971,000
                                                                    ============



NON-RECURRING CHARGE

The Company recorded a non-recurring charge of $12,600,000 in the first quarter of 1998 primarily associated with the merger of PPS. The utilization of this charge through March 31, 1999, was approximately $5,250,000 for professional fees and services, $2,743,000 in costs associated with personnel reductions, $911,000 in facility consolidations and closings, $1,627,000 associated with the write-off of deferred financing fees on PPS indebtedness retired and $1,349,000 of other non-recurring costs. At March 31, 1999, approximately $720,000 of the non-recurring charge remains primarily related to remaining facility lease obligations.

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



INTEREST EXPENSE

Interest expense increased $795,000 in the first quarter of 1999 to $4,677,000 from $3,882,000 in the first quarter of 1998 due primarily to increased outstanding borrowings from the issuance of $230,000,000 in 4.5% Convertible Subordinated Notes in March and April 1998 partially offset by the repayment of borrowings under the Senior Credit Facility and debt assumed in the merger with PPS.

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


OTHER EXPENSE

Other expense increased $37,000 in the first quarter of 1999 to $98,000 from $61,000 in the first quarter of 1998. Other expenses are primarily related to minority interests.


PROVISION FOR INCOME TAXES


The Company's provision for income taxes decreased $82,000 in the first quarter of 1999 to $4,485,000 from $4,567,000 in the first quarter of 1998. The effective tax rate was 42.5% and 84.4% in the first quarters of 1999 and 1998, respectively. Excluding the tax effects of the non-recurring charge, the effective tax rate would have been 42.0% for the first quarter of 1998. The above disparity in the effective tax rate for the non-recurring charge is the result of the impact of the non-deductibility of certain fees and expenses associated with the merger with PPS. The Company expects to continue to provide for its taxes at an effective tax rate of approximately 42% to 43% for the remainder of the year.



INFORMATION SYSTEMS-YEAR 2000

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


The Company currently estimates that the total cost of implementing its Year 2000 Program will be between $5,000,000 and $10,000,000. This preliminary estimate is based upon presently available information and will be updated as the Company finalizes its assessments and continues through implementation. In particular, the estimate may also need to be increased as the Company receives feedback from key suppliers and selected customers and formulates contingency plans, if required. It is expected these costs will not be significantly
different   from  the  Company's  current  planned  investment  for  information technology, and therefore, should not have a material adverse effect on the Company's long-term results of operations, liquidity or consolidated financial position. However, until the information systems infrastructure assessment phase is completed in the second quarter of 1999, the Company is uncertain if its present plans and resources will be sufficient to ensure Year 2000 compliance of all "mission critical" projects by January 1, 2000. The Company's capital and noncapital investment in the Information Services and Technology Group was approximately $32,000,000 in 1998 and is expected to be approximately $50,000,000 in 1999. Of this investment, the Company's Year 2000 Program Office incurred expenses of approximately $700,000 through March 31, 1999 primarily associated with the engagement of outside consultants to assist in the inventory, assessment and remediation of Year 2000 affected areas.


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


LIQUIDITY AND CAPITAL RESOURCES



Cash flows generated from operations was $7,405,000 for the first three months of 1999 and $9,489,000 for the first three months of 1998. During the first three months of 1999, working capital used $7,216,000 of cash due primarily to an increase in accounts receivable of $7,739,000 and prepaid expenses of $3,362,000 of prepaid expenses partially offset by an increase in accounts payable and accrued expenses of $3,885,000. Within the next twelve months it is anticipated that approximately $8,400,000 in cash payments will be made related to the nonrecurring charges that occurred in the first quarter of 1998 and the fourth quarter of 1999. These expenditures are anticipated to consist of $1,800,000 of severance related costs, $3,200,000 of facility related costs, $3,000,000 of costs associated with settling claims on expired contracts and $400,000 of other costs.

The Company utilized net cash of $10,243,000 in connection with acquisitions and $7,237,000 to purchase property and equipment during the first three months of 1999, the majority of which was spent on new computer and software technology. Cash flows provided by financing activities of $1,721,000 was due primarily to proceeds from the employee stock purchase plan of $1,746,000. The Company's capital and noncapital investment in the Information Services and Technology Group was approximately $32,000,000 in 1998 and is expected to be approximately $50,000,000 in 1999.

The Company believes that its current cash balances, the cash flow generated from operations and its borrowing capacity under the existing $100,000,000 Senior Credit Facility or new $100,000,000 revolving credit facility available after the transaction, will be sufficient to fund the Company's working capital, medical center acquisitions and capital expenditure requirements for at least the next twelve months. As a result of the fourth quarter of 1998 non-recurring charge, the Company was not in compliance with certain leverage ratio covenants under the Senior Credit Facility in the fourth quarter of 1998 and in the first quarter of 1999. The Company received a waiver on all fourth quarter of 1998 and first quarter of 1999 financial covenant calculations through June 30, 1999. The Company does not have any borrowings outstanding under the Senior Credit Facility and does not anticipate the need to borrow under the Senior Credit Facility for the next twelve months.

The Company's long-term liquidity needs consist of working capital and capital expenditure requirements, the funding of any future acquisitions and the repayment of existing (the 6.0% Convertible Subordinated Notes in 2001 and 4.5% Convertible Subordinated Notes in 2003) or new indebtedness (see Note 1). The Company intends to fund these long-term liquidity needs from the cash generated from operations, available borrowings under its revolving credit facility and, if necessary, future debt or equity financing. There can be no assurance that any future debt or equity financing will be available on terms favorable to the Company.


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



                                     CONCENTRA MANAGED CARE, INC.

Date: July 15, 1999                  By: /s/ Thomas E. Kiraly
                                     -------------------------------
                                     Thomas E. Kiraly
                                     Executive Vice President,
                                      Chief Financial Officer and Treasurer
                                      (Principal Financial and Accounting
                                      Officer)

                         CONCENTRA MANAGED CARE, INC.


                                 EXHIBIT INDEX


                                                                         PAGE
                                                                        ------
27.1  Financial Data Schedule                                             22