Form 10-Q
period 1999-06-30
CONCENTRA MANAGED CARE INC
filed 1999-08-06
CIK 1038528

SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q


             {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

            { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                            Commission file 000-22751


                          CONCENTRA MANAGED CARE, INC.
             (Exact name of registrant as specified in its charter)

                               DELAWARE                                         04-3363415
 (State or other jurisdiction of incorporation or organization)    (I.R.S. employer identification No.)


312 Union Wharf, Boston Massachusetts                                             02109
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

                                  Yes {X} No{ }



At August 2, 1999, the registrant had outstanding an aggregate of 47,406,739 shares of its Common Stock, $.01 par value.

                          CONCENTRA MANAGED CARE, INC.


                                      INDEX

                                                                                        Page
                                                                                        ----
PART I. FINANCIAL INFORMATION

Consolidated Balance Sheets (Unaudited) at December 31, 1998 and June 30, 1999            3

Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended
June 30, 1998 and 1999                                                                    4

Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended
June 30, 1998 and 1999                                                                    5

Notes to Consolidated Financial Statements (Unaudited)                                    6

Management's Discussion and Analysis of Financial Condition and Results of Operations    11

Quantitative and Qualitative Disclosures About Market Risks                              19

PART II. OTHER INFORMATION                                                               20

Signature                                                                                21

EXHIBIT INDEX                                                                            22

                                    CONCENTRA MANAGED CARE, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 1998 AND JUNE 30, 1999
                                          (Unaudited)

                                                                     DECEMBER 31,       JUNE 30,
                              ASSETS                                     1998             1999
------------------------------------------------------------------- --------------- -----------------
CURRENT ASSETS:
  Cash and cash equivalents                                          $101,128,000       $67,688,000
  Marketable securities                                                 5,000,000         6,998,000
  Accounts receivable, net                                            127,615,000       152,530,000
  Prepaid expenses, tax assets and other current assets                33,094,000        36,505,000
                                                                    --------------- -----------------
          Total current assets                                        266,837,000       263,721,000
PROPERTY AND EQUIPMENT, at cost                                       138,146,000       156,044,000
Accumulated depreciation and amortization                             (52,220,000)      (61,280,000)
                                                                    --------------- -----------------
NET  PROPERTY AND EQUIPMENT                                            85,926,000        94,764,000
GOODWILL AND OTHER INTANGIBLE ASSETS, NET                             277,953,000       308,676,000
MARKETABLE SECURITIES                                                  10,583,000         8,989,000
OTHER ASSETS                                                           15,495,000        19,008,000
                                                                    --------------- -----------------
                                                                     $656,794,000      $695,158,000
                                                                    =============== =================

               LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------
CURRENT LIABILITIES:
  Revolving credit facilities                                        $          -      $          -
  Current portion of long-term debt                                        55,000           150,000
  Accounts payable                                                     13,098,000        14,876,000
  Accrued payroll and related expenses                                 25,973,000        25,710,000
  Accrued and deferred income taxes                                     3,565,000        13,432,000
  Accrued expenses                                                     22,276,000        19,941,000
                                                                    --------------- -----------------
          Total current liabilities                                    64,967,000        74,109,000

LONG-TERM DEBT, NET OF CURRENT PORTION                                327,870,000       328,118,000
DEFERRED INCOME TAXES AND OTHER LIABILITIES                            24,082,000        32,976,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
  Common stock                                                            471,000           474,000
  Paid-in capital                                                     270,654,000       273,224,000
  Accumulated other comprehensive income -
   unrealized gain (loss) on marketable securities                         60,000           (27,000)
  Retained deficit                                                    (31,310,000)      (13,716,000)
                                                                    --------------- -----------------
          Total stockholders' equity                                  239,875,000       259,955,000
                                                                    --------------- -----------------
                                                                     $656,794,000      $695,158,000
                                                                    =============== =================

    The accompanying notes are an integral part of these consolidated financial statements.

                                                  CONCENTRA MANAGED CARE, INC.
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                                           (Unaudited)

                                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                          JUNE 30,                           JUNE 30,
                                                              ---------------------------------  ----------------------------------
                                                                   1998              1999             1998              1999
                                                              ----------------  ---------------  ----------------  ----------------
Revenue:
  Health Services                                                $66,019,000      $81,942,000     $ 124,082,000     $ 152,564,000
  Managed Care Services:
    Specialized cost containment                                  47,124,000       54,200,000        91,503,000       100,912,000
    Field case management                                         44,358,000       37,946,000        86,198,000        76,023,000
                                                              ----------------  ---------------  ----------------  ---------------
       Total Managed Care Services                                91,482,000       92,146,000       177,701,000       176,935,000
                                                              ----------------  ---------------  ----------------  ---------------
          Total revenue                                          157,501,000      174,088,000       301,783,000       329,499,000

Cost of services:
  Health Services                                                 48,861,000       62,586,000        94,001,000       120,386,000
  Managed Care Services                                           67,772,000       67,618,000       132,530,000       133,555,000
                                                              ----------------  ---------------  ----------------  ----------------
       Total cost of services                                    116,633,000      130,204,000       226,531,000       253,941,000
                                                              ----------------  ---------------  ----------------  ----------------
          Total gross profit                                      40,868,000       43,884,000        75,252,000        75,558,000

General and administrative expenses                               11,228,000       16,841,000        21,873,000        31,261,000
Amortization of intangibles                                        2,036,000        3,115,000         4,051,000         6,153,000
Non-recurring charge                                                       -                -        12,600,000                 -
                                                              ----------------  ---------------  ----------------  ----------------
          Operating income                                        27,604,000       23,928,000        36,728,000        38,144,000

Interest expense                                                   4,588,000        4,714,000         8,470,000         9,391,000
Interest income                                                   (1,429,000)      (1,014,000)       (1,662,000)       (2,126,000)
Other, net                                                            48,000          182,000           109,000           280,000
                                                              ----------------  ---------------  ----------------  ----------------
          Income before income taxes                              24,397,000       20,046,000        29,811,000        30,599,000

Provision for income taxes                                        10,236,000        8,520,000        14,803,000        13,005,000
                                                              ----------------  ---------------  ----------------  ----------------
Net income                                                      $ 14,161,000     $ 11,526,000      $ 15,008,000      $ 17,594,000
                                                              ================  ===============  ================  ================

Basic earnings per share                                               $0.30            $0.24             $0.33             $0.37
                                                              ================  ===============  ================  ================
  Weighted average common shares outstanding                      46,744,000       47,372,000        45,842,000        47,312,000
                                                              ================  ===============  ================  ================
Diluted earnings per share                                             $0.30            $0.24             $0.32             $0.37
                                                              ================  ===============  ================  ================
  Weighted average common shares and common
    share equivalents outstanding                                 47,816,000       48,114,000        47,793,000        47,999,000
                                                              ================  ===============  ================  ================

                        The accompanying notes are an integral part of these consolidated financial statements.

                                     CONCENTRA MANAGED CARE, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                             (Unaudited)

                                                                          1998             1999
                                                                     ---------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $ 15,008,000     $17,594,000
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                         6,758,000      10,006,000
    Amortization and write-off of intangibles                             4,051,000       6,153,000
    Amortization of deferred finance costs                                  701,000         998,000
    Earnings of unconsolidated subsidiaries, net of distributions            40,000          (8,000)
    Write-off of fixed assets                                                     -         402,000
  Change in assets and liabilities:
    Accounts receivable                                                 (12,839,000)    (18,142,000)
    Prepaid expenses and other assets                                       155,000      (3,397,000)
    Accounts payable, accrued expenses and income taxes                   4,790,000       2,310,000
                                                                     ---------------- ---------------
          Net cash provided by operating activities                      18,664,000      15,916,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                                     (9,141,000)    (35,272,000)
  Purchase of property and equipment                                    (18,595,000)    (16,487,000)
  Purchase of investments, net                                                    -        (491,000)
  Proceeds from sale of property and equipment and other                    440,000               -
                                                                     ---------------- ---------------
          Net cash used in investing activities                         (27,296,000)    (52,250,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (payments) under revolving credit facilities, net          (49,000,000)              -
  Proceeds from the issuance of long-term debt                          230,000,000         426,000
  Payment of deferred financing costs                                    (6,021,000)              -
  Repayments of long-term debt                                          (49,413,000)        (83,000)
  Net proceeds from the issuance of common stock
     under employee stock purchase and option plans                       9,153,000       2,551,000
  Payments to dissenting shareholders                                   (15,047,000)              -
  Dividends and distributions to shareholders                            (2,809,000)              -
                                                                     ---------------- ---------------
          Net cash provided by financing activities                     116,863,000       2,894,000
                                                                     ---------------- ---------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                  108,231,000     (33,440,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           11,964,000     101,128,000
                                                                     ---------------- ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $120,195,000     $67,688,000
                                                                     ================ ===============

  Interest paid                                                        $  5,591,000     $ 8,425,000
  Income taxes paid                                                    $  7,356,000     $ 4,210,000
  Conversion of notes payable into common stock                        $ 10,000,000     $         -
  Liabilities and debt assumed in acquisitions                         $  3,524,000     $10,519,000

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

The transaction is valued at approximately $1.2 billion, including the refinancing of $327,750,000 of the 6.0% and 4.5% Convertible Subordinated Notes that contain change in control provisions in the related indentures. The transaction is structured to be accounted for as a recapitalization and is expected to be completed in the third quarter of 1999. The transaction is conditioned upon, among other things, approval of the stockholders of Concentra, receipt of financing and certain regulatory approvals. The Company recently distributed proxy materials to stockholders and has scheduled a special meeting of stockholders on August 17, 1999 to consider and vote on the merger proposal. Stockholders of record as of the close of business on July 8, 1999 are entitled to notice and to vote at this special meeting.

To finance the acquisition of Concentra, WCAS will invest approximately $370,100,000 in equity financing, including the value of shares and convertible subordinated notes already owned by WCAS, and up to $110,000,000 in subordinated indebtedness. Additionally, FFT will invest approximately $30,600,000 in equity and other investors will invest approximately $23,000,000 in equity. WCAS has also received commitments from various lenders to provide financing of $375,000,000 in term loans and a $100,000,000 revolving credit facility to replace Concentra's existing Senior Credit Facility. The Company is in the process of completing a $190,000,000 Series A Senior Subordinated Notes offering which is scheduled to close on August 17, 1999. Additionally, Concentra would utilize excess cash on hand at the time of the merger to help finance the purchase of Concentra common stock. Simultaneous with the right to receive cash for shares, Yankee would merge with and into Concentra with Concentra surviving.

As a result of the merger, Concentra will incur certain deal fees and financing costs of approximately $44,000,000. These costs will consist principally of banking and professional fees of approximately $17,500,000 associated with the issuance of new debt. The debt issuance costs will be capitalized as deferred finance costs and other banking, professional and transaction fees of $26,500,000 associated with the merger which will be expensed. Concentra will also incur approximately $4,788,000 in non-cash charges for deferred compensation expense related to accelerated vesting and issuance of 195,000 shares of restricted stock as a result of the Merger. In addition, Concentra expects to settle vested in-the-money options which will result in a non-cash compensation charge of approximately $12,400,000.

                          CONCENTRA MANAGED CARE, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

On July 20, 1999, Concentra announced that it had commenced tender offers to purchase all of its outstanding 6.0% and 4.5% Convertible Subordinated Notes for a cash purchase price of $1,002.50 and $1,001.25, respectively, per $1,000 principal amount of such notes, plus accrued and unpaid interest up to, but not including, the date of payment. The tender offers will expire on August 17, 1999, unless extended.

(2) CHANGE IN ESTIMATE

The Company has historically amortized goodwill over periods ranging from 30 to 40 years. Effective January 1, 1999, the Company changed its policy, on a prospective basis, with respect to the amortization of goodwill. All existing and future goodwill will be amortized over a period not to exceed 25 years. Had the Company adopted this policy at the beginning of 1998, amortization for the three and six months ended June 30, 1998 and for the year ended December 31, 1998 would have increased approximately $800,000, $1,600,000 and $3,200,000, respectively, and diluted earnings per share would have been $0.28, $0.29 and $0.42 respectively. As of June 30, 1999, net intangible assets consisted of the following:

Goodwill, amortization period of 25 years                                                      $305,959,000
Customer lists, amortization period of 7 years                                                    1,251,000
Assembled workforce, amortization period of 5 years                                               1,466,000
                                                                                           -----------------
    Total intangible assets, weighted average amortization period of 24.7 years                $308,676,000
                                                                                           =================

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

In the first quarter of 1998, the Company recorded a non-recurring charge of $12,600,000 primarily associated with the merger of PPS. The utilization of this charge through June 30, 1999, was approximately $5,261,000 for professional fees and services, $2,578,000 in costs associated with personnel reductions, $1,067,000 in facility consolidations and closings, $1,627,000 associated with the write-off of deferred financing fees on PPS indebtedness retired and $1,520,000 of other non-recurring costs. At June 30, 1999, approximately $547,000 of the non-recurring charge remains primarily related to remaining facility lease obligations.

In the fourth quarter of 1998, the Company recorded a non-recurring charge of $20,514,000 primarily associated with the reorganization of its Managed Care Services division to improve efficiency through facility consolidations and related headcount reductions, an impairment loss on the intangible related to an acquired contract and costs associated with settling claims on other expired contracts. The utilization of this charge through June 30, 1999 was approximately $7,416,000 in charges related to an impairment loss on the intangible related to an acquired contract, $3,867,000 in costs associated with personnel reductions, $2,322,000 in facility consolidations and $85,000 of other non-recurring costs. At June 30, 1999, approximately $6,824,000 of the non-recurring charge remains primarily related to remaining facility lease obligations and costs associated with settling claims on other expired contracts.

The following is a rollforward of the non-recurring charges recorded in 1998:

First quarter of 1998 $12,600,000 non-recurring charge:
                               DECEMBER 31, 1998           CHARGED TO                                       JUNE 30, 1999
                                    BALANCE                  INCOME                    USAGE                   BALANCE
                                  $1,472,000                   $ -                  $(925,000)                $547,000

Fourth quarter of 1998 $20,514,000 non-recurring charge:
                               DECEMBER 31, 1998           CHARGED TO                                       JUNE 30, 1999
                                    BALANCE                  INCOME                    USAGE                   BALANCE
                                  $9,468,000                   $ -                 $(2,644,000)              $6,824,000

                          CONCENTRA MANAGED CARE, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") effective in the second quarter of 1998. SFAS 130 establishes standards for reporting comprehensive income and its components in the consolidated financial statements. The Company's reported net income for the three and six months ended June 30, 1998 and 1999 does not differ from comprehensive income as defined in SFAS 130.

(4) PRO FORMA NET INCOME AND EARNINGS PER SHARE

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

                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                         JUNE 30,                          JUNE 30,
                                                           ---------------------------------  --------------------------------
                                                                1998             1999              1998             1999
                                                           ---------------- ----------------  ---------------- ----------------
BASIC EARNINGS PER SHARE:
  Net income available to shareholders                       $ 14,161,000     $ 11,526,000      $ 15,008,000     $ 17,594,000
                                                           ================ ================  ================ ================
  Weighted average common shares outstanding                   46,744,000       47,372,000        45,842,000       47,312,000
                                                           ================ ================  ================ ================

  Basic earnings per share                                          $0.30            $0.24             $0.33            $0.37
                                                           ================ ================  ================ ================

DILUTED EARNINGS PER SHARE:
  Net income available to shareholders                       $ 14,161,000     $ 11,526,000      $ 15,008,000     $ 17,594,000
    Interest on dilutive convertible notes, net of tax                  -                -            52,000                -
                                                           ---------------- ----------------  ---------------- ----------------
  Diluted net income                                         $ 14,161,000     $ 11,526,000      $ 15,060,000     $ 17,594,000
                                                           ================ ================  ================ ================

  Weighted average common shares outstanding                   46,744,000       47,372,000        45,842,000       47,312,000
    Dilutive options, warrants and notes payable                1,072,000          742,000         1,270,000          687,000
    Dilutive convertible notes (1)                                      -                -           681,000                -
                                                           ---------------- ----------------  ---------------- ----------------
  Weighted average common shares and equivalents
    Outstanding                                                47,816,000       48,114,000        47,793,000       47,999,000
                                                           ================ ================  ================ ================

  Diluted earnings per share                                        $0.30            $0.24             $0.32            $0.37
                                                           ================ ================  ================ ================

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

                          CONCENTRA MANAGED CARE, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(5) REVOLVING CREDIT FACILITIES AND LONG-TERM DEBT

                                                                        DECEMBER 31,          JUNE 30,
                                                                            1998                1999
                                                                      ------------------  ------------------
Senior Credit Facility                                                    $          -        $          -
4.5% Convertible Subordinated Notes due March 2003                         230,000,000         230,000,000
6.0% Convertible Subordinated Notes due December 2001                       97,750,000          97,750,000
Other                                                                          175,000             518,000
                                                                      ------------------  ------------------
                                                                           327,925,000         328,268,000
Less: Current maturities                                                       (55,000)           (150,000)
                                                                      ------------------  ------------------
     Long-term debt, net of current maturities                            $327,870,000       $ 328,118,000
                                                                      ==================  ==================

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

As a result of the fourth quarter 1998 non-recurring charge, the Company was not in compliance with certain leverage ratio covenants under the Senior Credit Facility in the fourth quarter of 1998 and in the first quarter of 1999. The Company received a waiver on all fourth quarter of 1998 and first quarter of 1999 financial covenant calculations through August 15, 1999, which the Company expects will be extended until the merger is completed. The Company was in compliance with all second quarter of 1999 financial covenant calculations. The Company does not have any borrowings outstanding under the Senior Credit Facility and expects the Senior Credit Facility to be replaced with a new revolving credit facility at the time of the Merger (see Note 1).

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

The Health Services Group is managed separately and has different economic characteristics from the Field Case Management and Cost Containment groups, and is therefore shown as a separate reportable segment. The Field Case Management Group and certain operating segments included in the Specialized Cost Containment Groups have similar economic characteristics and may share the same management and/or locations. However, the Field Case Management Group is reported as a separate segment for management reporting purposes and it represents 41.1% and 43.0% of total Managed Care Services revenue for the three and six months ended June 30, 1999, respectively.

There has not been a material change in the composition of segment identifiable assets as of June 30, 1999 as compared to December 31, 1998 amounts reported in the Company's 1998 Form 10-K/A. Revenues from individual customers, revenues between business segments and revenues, operating profit and identifiable assets of foreign operations are not significant.

The Company's Statements of Operations on a segment basis for the three and six months ended June 30, 1998 and 1999 were as follows:

                                                          THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                              JUNE 30,                                   JUNE 30,
                                               ---------------------------------------   ----------------------------------------
                                                     1998                 1999                  1998                 1999
                                               ------------------  -------------------   -------------------  -------------------
Revenues:
  Health Services                                   $66,019,000          $81,942,000          $124,082,000         $152,564,000
  Managed Care Services:
    Specialized cost containment                     47,124,000           54,200,000            91,503,000          100,912,000
    Field case management                            44,358,000           37,946,000            86,198,000           76,023,000
                                               ------------------  -------------------   -------------------  -------------------
      Total Managed Care Services                    91,482,000           92,146,000           177,701,000          176,935,000
                                               ------------------  -------------------   -------------------  -------------------
                                                    157,501,000          174,088,000           301,783,000          329,499,000

Gross profit margins:
  Health Services                                    17,158,000           19,356,000            30,081,000           32,178,000
  Managed Care Services:
    Specialized cost containment                     16,102,000           19,533,000            30,484,000           33,342,000
    Field case management                             7,608,000            4,995,000            14,687,000           10,038,000
                                               ------------------  -------------------   -------------------  -------------------
      Total Managed Care Services                    23,710,000           24,528,000            45,171,000           43,380,000
                                               ------------------  -------------------   -------------------  -------------------
                                                     40,868,000           43,884,000            75,252,000           75,558,000

Operating income (1):
    Managed Care Services                            16,309,000           14,134,000            18,173,000           23,637,000
    Health Services                                  11,295,000            9,794,000            18,555,000           14,507,000
                                               ------------------  -------------------   -------------------  -------------------
                                                     27,604,000           23,928,000            36,728,000           38,144,000

Interest expense                                      4,588,000            4,714,000             8,470,000            9,391,000
Interest income                                      (1,429,000)          (1,014,000)           (1,662,000)          (2,126,000)
Other expense, net                                       48,000              182,000               109,000              280,000
                                               ------------------  -------------------   -------------------  -------------------
  Income before income taxes                         24,397,000           20,046,000            29,811,000           30,599,000
Provision for income taxes                           10,236,000            8,520,000            14,803,000           13,005,000
                                               ------------------  -------------------   -------------------  -------------------
  Net income                                       $ 14,161,000         $ 11,526,000          $ 15,008,000         $ 17,594,000
                                               ==================  ===================   ===================  ===================

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

The transaction is valued at approximately $1.2 billion, including the refinancing of $327,750,000 of the 6.0% and 4.5% Convertible Subordinated Notes that contain change in control provisions in the related indentures. The transaction is structured to be accounted for as a recapitalization and is expected to be completed in the third quarter of 1999. The transaction is conditioned upon, among other things, approval of the stockholders of Concentra, receipt of financing and certain regulatory approvals. The Company recently distributed proxy materials to stockholders and has scheduled a special meeting of stockholders on August 17, 1999 to consider and vote on the merger proposal. Stockholders of record as of the close of business on July 8, 1999 are entitled to notice and to vote at this special meeting.

To finance the acquisition of Concentra, WCAS will invest approximately $370,100,000 in equity financing, including the value of shares and convertible subordinated notes already owned by WCAS, and up to $110,000,000 in subordinated indebtedness. Additionally, FFT will invest approximately $30,600,000 in equity and other investors will invest approximately $23,000,000 in equity. WCAS has also received commitments from various lenders to provide financing of $375,000,000 in term loans and a $100,000,000 revolving credit facility to replace Concentra's existing Senior Credit Facility. The Company is in the process of completing a $190,000,000 Series A Senior Subordinated Notes offering which is scheduled to close on August 17, 1999. Additionally, Concentra would utilize excess cash on hand at the time of the merger to help finance the purchase of Concentra common stock. Simultaneous with the right to receive cash for shares, Yankee would merge with and into Concentra with Concentra surviving.

As a result of the merger, Concentra will incur certain deal fees and financing costs of approximately $44,000,000. These costs will consist principally of banking and professional fees of approximately $17,500,000 associated with the issuance of new debt. The debt issuance costs will be capitalized as deferred finance costs and other banking, professional and transaction fees of $26,500,000 associated with the merger which will be expensed. Concentra will also incur approximately $4,788,000 in non-cash charges for deferred compensation expense related to accelerated vesting and issuance of 195,000 shares of restricted stock as a result of the Merger. In addition, Concentra expects to settle vested in-the-money options which will result in a non-cash compensation charge of approximately $12,400,000.

                          CONCENTRA MANAGED CARE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On July 20, 1999, Concentra announced that it had commenced tender offers to purchase all of its outstanding 6.0% and 4.5% Convertible Subordinated Notes for a cash purchase price of $1,002.50 and $1,001.25, respectively, per $1,000 principal amount of such notes, plus accrued and unpaid interest up to, but not including, the date of payment. The tender offers will expire on August 17, 1999 unless extended.

OVERVIEW

Concentra Health Services, Inc. ("Health Services"), an operating subsidiary of Concentra, manages occupational healthcare centers at which it provides support personnel, marketing, information systems and management services to its affiliated physicians. Health Services owns all of the operating assets of the occupational healthcare centers, including leasehold interests and medical equipment. Health Services generates its net patient service revenues primarily from the diagnosis, treatment and management of work-related injuries and illnesses and from other occupational healthcare services, such as employment-related physical examinations, drug and alcohol testing, functional capacity testing and other related programs. For the six months ended June 30, 1998 and 1999, Health Services derived 62.8% and 63.1% of its net revenues from the treatment of work-related injuries and illnesses, respectively and 37.2% and 36.9% of its net revenues from non-injury related medical services, respectively.

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

Field case management services involve working on a one-on-one basis with injured employees and their various health care professionals, employers and insurance company adjusters to assist in maximizing medical improvement and, where appropriate, to expedite the return to work. Field case management gross profit margins deteriorated in the second half of 1998 prompting a reorganization in the fourth quarter of 1998 to improve efficiency. As a result, the Company recorded a non-recurring charge of $20,514,000 primarily associated with the reorganization of its Managed Care Services division to improve efficiency through facility consolidations and related headcount reductions, to recognize an impairment loss on the intangible related to an acquired contract and costs associated with settling claims on other expired contracts. Managed Care Services believes that the current size of its field case management office network is sufficient to serve the needs of its nationwide customers. As a result, Managed Care Services anticipates opening only a few new field case management offices per year if client needs in selected regions require it. The Company would, however, examine the possibility of acquiring additional field case management offices or businesses if an appropriate strategic opportunity were to arise.

                          CONCENTRA MANAGED CARE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides certain information concerning the Company's service locations:

                                                                                                   SIX MONTHS
                                                                   YEARS ENDED DECEMBER 31,           ENDED
                                                                 ------------------------------      JUNE 30,
                                                                     1997            1998             1999
                                                                 -------------- --------------- ----------------
Service locations at the end of the period:
     Occupational healhcare centers (1)                               140             156              187
     Cost containment services                                         83              86               84
     Field case management (2)                                        122              89               89

Physician practices acquired during the period (3)                     22              12               31
Physician practices developed during the period                         9               4                -
Number of affiliated physicians at the end of the period              252             278              334
Occupational healhcare centers - same market growth (4)              11.0%           11.4%             8.6%

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999

REVENUES

Total revenues increased 10.5% in the second quarter of 1999 to $174,088,000 from $157,501,000 in the second quarter of 1998. Health Services' revenues increased 24.1% in the second quarter of 1999 to $81,942,000 from $66,019,000 in the second quarter of 1998. Managed Care Services' revenues increased 0.7% in the second quarter of 1999 to $92,146,000 as specialized cost containment revenues increased 15.0% for the second quarter of 1999 to $54,200,000 from $47,124,000 in the second quarter of 1998 and field case management revenues decreased 14.5% in the second quarter of 1999 to $37,946,000 from $44,358,000 in the second quarter of 1998.

Total revenues increased 9.2% for the first six months of 1999 to $329,499,000 from $301,783,000 for the first six months of 1998. Health Services' revenues increased 23.0% for the first six months of 1999 to $152,564,000 from $124,082,000 for the first six months of 1998. Managed Care Services' revenues decreased 0.4% for the first six months of 1999 to $176,935,000 from $177,701,000 for the first six months of 1998 as specialized cost containment revenues increased 10.3% for the first six months of 1999 to $100,912,000 from $91,503,000 for the first six months of 1998 and field case management revenues decreased 11.8% for the first six months of 1999 to $76,023,000 from $86,198,000 for the first six months of 1998.

Health Services' revenue growth resulted primarily from the acquisition of practices and an increase in the number of patient visits per occupational healhcare center in existing markets. Health Services operated an average of 172 occupational healhcare centers during the first six months of 1999 versus 144 occupational healhcare centers during the first six months of 1998. The increase in specialized cost containment revenue growth is largely attributable to growth in out of network bill review services, PPO network access fees, first report of injury and telephonic case management services in existing locations. The decrease in field case management revenue is primarily attributable to a reorganization of the division in the fourth quarter of 1998 to improve efficiency through facility consolidations and related headcount reductions.

                          CONCENTRA MANAGED CARE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's total contractual allowances offset against revenues during the first six months ended June 30, 1998 and 1999 were $8,180,000 and $12,368,000, respectively.

COST OF SERVICES

Total cost of services increased 11.6% in the second quarter of 1999 to $130,204,000 from $116,633,000 in the second quarter of 1998. Health Services' cost of sales increased 28.1% in the second quarter of 1999 to $62,586,000 from $48,861,000 in the second quarter of 1998 while Managed Care Services' cost of services decreased 0.2% in the second quarter of 1999 to $67,618,000 from $67,772,000 in the second quarter of 1998.

Total cost of services increased 12.1% for the first six months of 1999 to $253,941,000 from $226,531,000 for the first six months of 1998. Health Services' cost of sales increased 28.1% for the first six months of 1999 to $120,386,000 from $94,001,000 for the first six months of 1998 while Managed Care Services' cost of services increased 0.8% for the first six months of 1999 to $133,555,000 from $132,530,000 for the first six months of 1998.

Total gross profit margin decreased to 25.2% in the second quarter of 1999 compared to 25.9% in the second quarter of 1998. Health Services gross profit margin decreased to 23.6% in the second quarter of 1999 compared to 26.0% in the second quarter of 1998 while Managed Care Services' gross profit margin increased to 26.6% in the second quarter of 1999 compared to 25.9% in the second quarter of 1998.

Total gross profit margin decreased to 22.9% for the first six months of 1999 compared to 24.9% for the first six months of 1998. Health Services gross profit margin decreased to 21.1% for the first six months of 1999 compared to 24.2% for the first six months of 1998 while Managed Care Services' gross profit margin decreased to 24.5% for the first six months of 1999 compared to 25.4% for the first six months of 1998.

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

Managed Care Services' gross profit margins increased in the second quarter of 1999 due primarily to an increase in specialized cost containment services revenue which has historically had higher gross profit margins than field case management partially offset by a slow down in field case management revenue and a decrease in provider bill review gross profit margins. Managed Care Services' gross profit margins decreased in the first six months of 1999 due primarily to a slow down in field case management revenue and a decrease in provider bill review gross profit margins partially offset by an increase in specialized cost containment services revenue which has historically had higher gross profit margins than field case management. Provider bill review gross profit margins decreased due primarily to pricing concessions made in the second half of 1998 and an increase in the level of bad debt provision. The Company expects the gross profit margin for provider bill review to continue to be negatively affected for the remainder of 1999 versus 1998 due to the impact of pricing concessions made in the second half of 1998, a higher level of bad debt provision and due to an increase in software maintenance fees associated with a third party software supplier.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 50.0% in the second quarter of 1999 to $16,841,000 from $11,228,000 in the second quarter of 1998, or 9.7% and
7.1% as a percentage of revenue for the second quarter of 1999 and 1998, respectively. For the first six months of 1999 general and administrative expenses increased 42.9% to $31,261,000 from $21,873,000 for the first six months of 1998, or 9.5% and 7.2% as a percentage of revenue for the first six months of 1999 and 1998, respectively. These increases in general and administrative expenses in 1999 were due primarily to the continued investment in the Information Services and Technology Group and in accounting and administrative personnel.

                          CONCENTRA MANAGED CARE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AMORTIZATION OF INTANGIBLES

Amortization of intangibles increased 53.0% in the second quarter of 1999 to $3,115,000 from $2,036,000 in the second quarter of 1998, or 1.8% and 1.3% as a percentage of revenue for the second quarter of 1999 and 1998, respectively. Amortization of intangibles increased 51.9% for the first six months of 1999 to $6,153,000 from $4,051,000 for the first six months of 1998, or 1.9% and 1.3% as a percentage of revenue for the first six months of 1999 and 1998, respectively. The increase is primarily the result of a prospective change in the amortization period of goodwill and the amortization of additional intangible assets such as goodwill, customer lists and assembled workforces primarily associated with acquisitions by Health Services.

The Company has historically amortized goodwill over periods ranging from 30 to 40 years. Effective January 1, 1999, the Company changed its policy, on a prospective basis, with respect to the amortization of goodwill. All existing and future goodwill will be amortized over a period not to exceed 25 years. Had the Company adopted this policy at the beginning of 1998, amortization for the three and six months ended June 30, 1998 and for the year ended December 31, 1998 would have increased approximately $800,000, $1,600,000 and $3,200,000, respectively, and diluted earnings per share would have been $0.28, $0.29 and $0.42, respectively. As of June 30, 1999, net intangible assets consisted of the following:


Goodwill, amortization period of 25 years                                                      $305,959,000
Customer lists, amortization period of 7 years                                                    1,251,000
Assembled workforce, amortization period of 5 years                                               1,466,000
                                                                                               ------------
    Total intangible assets, weighted average amortization period of 24.7 years                $308,676,000
                                                                                               ============

NON-RECURRING CHARGE

In the first quarter of 1998, the Company recorded a non-recurring charge of $12,600,000 primarily associated with the merger of PPS. The utilization of this charge through June 30, 1999, was approximately $5,261,000 for professional fees and services, $2,578,000 in costs associated with personnel reductions, $1,067,000 in facility consolidations and closings, $1,627,000 associated with the write-off of deferred financing fees on PPS indebtedness retired and $1,520,000 of other non-recurring costs. At June 30, 1999, approximately $547,000 of the non-recurring charge remains primarily related to remaining facility lease obligations.

In the fourth quarter of 1998, the Company recorded a non-recurring charge of $20,514,000 primarily associated with the reorganization of its Managed Care Services division to improve efficiency through facility consolidations and related headcount reductions, an impairment loss on the intangible related to an acquired contract and costs associated with settling claims on other expired contracts. The utilization of this charge through June 30, 1999 was approximately $7,416,000 in charges related to an impairment loss on the intangible related to an acquired contract, $3,867,000 in costs associated with personnel reductions, $2,322,000 in facility consolidations and $85,000 of other non-recurring costs. At June 30, 1999, approximately $6,824,000 of the non-recurring charge remains primarily related to remaining facility lease obligations and costs associated with settling claims on other expired contracts.

INTEREST EXPENSE

Interest expense increased $126,000 in the second quarter of 1999 to $4,714,000 from $4,588,000 in the second quarter of 1998 due primarily to increased outstanding borrowings from the issuance of $230,000,000 in 4.5% Convertible Subordinated Notes in March and April 1998.

Interest expense increased $921,000 for the first six months of 1999 to $9,391,000 from $8,470,000 for the first six months of 1998 due primarily to increased outstanding borrowings from the issuance of $230,000,000 in 4.5% Convertible Subordinated Notes in March and April 1998 partially offset by the repayment of borrowings under the Senior Credit Facility and debt assumed in the merger with PPS.

                          CONCENTRA MANAGED CARE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTEREST INCOME

Interest income decreased $415,000 in the second quarter of 1999 to $1,014,000 from $1,429,000 in the second quarter of 1998 due to a decrease in the investment of excess cash primarily as a result of acquisitions by Health Services in the first six months of 1999. Interest income increased $464,000 for the first six months of 1999 to $2,126,000 from $1,662,000 for the first six months of 1998 primarily as a result of the investment of excess cash as a result of the net proceeds of $223,589,000 from the March and April 1998 issuance of the 4.5% Convertible Subordinated Notes after the payment of approximately $122,000,000 of outstanding borrowings under the Senior Credit Facility, debt assumed in the merger with PPS and the payment to PPS dissenting shareholders partially offset by a decrease in the investment of excess cash primarily as a result of acquisitions by Health Services in the first six months of 1999.

OTHER EXPENSE

Other expense increased $134,000 in the second quarter of 1999 to $182,000 from $48,000 in the second quarter of 1998. Other expenses are primarily related to minority interests.

PROVISION FOR INCOME TAXES

The Company's provision for income taxes decreased $1,716,000 in the second quarter of 1999 to $8,520,000 from $10,236,000 in the second quarter of 1998. The effective tax rate was 42.5% and 42.0% in the second quarters of 1999 and 1998, respectively. The Company's provision for income taxes decreased $1,798,000 in the first six months of 1999 to $13,005,000 from $14,803,000 in the first six months of 1998. The effective tax rate was 42.5% and 50.0% in the first six months of 1999 and 1998, respectively. Excluding the tax effects of the non-recurring charge, the effective tax rate would have been 42.0% for the first six months of 1998. The above disparity in the effective tax rate for the non-recurring charge is the result of the impact of the non-deductibility of certain fees and expenses associated with the acquisitions. The Company expects to continue to provide for its taxes at an effective tax rate of approximately 42% to 43% for the remainder of the year.

INFORMATION SYSTEMS - YEAR 2000

The Year 2000 concern, which is common to most companies, involves the inability of information and non-information systems, primarily computer software programs, to properly recognize and process date sensitive information as the Year 2000 approaches. System database modifications and/or implementation modifications will be required to enable such information and non-information systems to distinguish between 21st and 20th century dates. The Company has completed a number of acquisitions in recent years, and the information systems of some of the acquired operations have not been fully integrated with the Company's existing information systems.

The Company has formed a Year 2000 Program Office to provide a centralized management function for the entire organization that will assist in identifying, addressing and monitoring the Company's Year 2000 readiness and compliance programs. The Year 2000 Program Office has organized teams at each division to research Year 2000 compliance status and implement the appropriate solutions. The Company's Year 2000 Program includes five phases - awareness, assessment, remediation, testing and implementation. The awareness and assessment phases are substantially complete.

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

The Year 2000 Program Office has established a vendor management program protocol for soliciting Year 2000 compliance information from third parties and requests for compliance information from all key suppliers and selected customers were sent in the fourth quarter of 1998 and the first quarter of 1999. The Company continues to gather Year 2000 compliance information from third parties and received the majority of third party responses by the end of the second quarter of 1999. To the extent responses have not been received, the division Year 2000 sponsors and coordinators have ranked the third parties by level of importance to their operations. The Year 2000 Program Office is following up with phone surveys, additional mailings and research of public information issued by the third-party (i.e., "web research"). These responses have provided compliancy status information that enables us to determine the extent to which the Company may be vulnerable to those third parties' failure to remediate their own Year 2000 issues. The vendor management program provides the compliancy response information to the divisions for their evaluation and determination if any action is required.

                          CONCENTRA MANAGED CARE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's identified Year 2000 projects overlap with its ongoing investments in information technology, as such, there are presently Year 2000 projects at the assessment, remediation, testing and implementation phases. The Company believes that it has identified most "mission critical" issues and has developed or is in the process of modifying appropriate action plans which may include software upgrades, replacement of noncompliant components or referral of problems related to third party-provided software to the original supplier. The Company has prepared its plans to have all "mission critical" projects Year 2000 compliant by the end of the fourth quarter of 1999. However, the Company expects the majority of its mission critical projects to be remediated, tested and deployed by the end of the third quarter of 1999 with the primary exception of a few customized data interfaces. While some non-critical systems may not be addressed until after December 1999, the Company believes such systems will not disrupt the Company's operations in a material manner. Any additional issues that may arise will be classified as either "mission critical" or non-critical, and appropriate action plans will be developed and implemented. The Company expects to have formulated any contingency plans deemed necessary by the end of the third quarter of 1999 and will continue to evaluate and refine contingency plans in the fourth quarter of 1999.

The Company currently estimates that the total cost of implementing its Year 2000 Program will be between $5,000,000 and $10,000,000. This preliminary estimate is based upon presently available information and will be updated as the Company finalizes its assessments and continues through implementation. In particular, the estimate may also need to be increased as the Company receives feedback from key suppliers and selected customers and formulates contingency plans, if required. It is expected these costs will not be significantly different from the Company's current planned investment for information technology, and therefore, should not have a material adverse effect on the Company's long-term results of operations, liquidity or consolidated financial position. The Company's capital and noncapital investment in the Information Services and Technology Group was approximately $32,000,000 in 1998 and expected to be approximately $47,000,000 in 1999. Of this investment, in addition to amounts being incurred on division specific projects the Company's Year 2000 Program Office incurred expenses of approximately $1,200,000 through June 30, 1999 primarily associated with the engagement of outside consultants to assist in the inventory, assessment and remediation of Year 2000 affected areas.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flows generated from operations was $15,916,000 and $18,664,000 for the first six months ended June 30, 1999 and 1998, respectively. During the first six months of 1999, working capital used $19,229,000 of cash due primarily to an increase in accounts receivable of $18,142,000 and prepaid expenses of $3,397,000 partially offset by an increase in accounts payable and accrued expenses of $2,310,000. Within the next twelve months it is anticipated that approximately $5,700,000 in cash payments will be made related to the non-recurring charges that occurred in the first quarter of 1998 and the fourth quarter of 1999. These expenditures are anticipated to consist of $200,000 of severance related costs, $2,500,000 of facility related costs and $3,000,000 of costs associated with settling claims on expired contracts.

The Company utilized net cash of $35,272,000 in connection with acquisitions and $16,487,000 to purchase property and equipment during the first six months of 1999, the majority of which was spent on new computer and software technology. Cash flows provided by financing activities of $2,894,000 was due primarily to proceeds from the employee stock purchase plan. The Company's capital and noncapital investment in the Information Services and Technology Group was approximately $32,000,000 in 1998 and expected to be approximately $47,000,000 in 1999.

                          CONCENTRA MANAGED CARE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company believes that its cash balances, the cash flow generated from operations and its borrowing capacity under the existing $100,000,000 Senior Credit Facility or the post-merger $100,000,000 credit facility if the merger is approved at the special meeting of stockholders on August 17, 1999, will be sufficient to fund the Company's working capital, medical center acquisitions and capital expenditure requirements for at least the next twelve months. As a result of the fourth quarter of 1998 non-recurring charge, the Company was not in compliance with certain leverage ratio covenants under the Senior Credit Facility in the fourth quarter of 1998 and in the first quarter of 1999. The Company received a waiver on all fourth quarter of 1998 and first quarter of 1999 financial covenant calculations through August 15, 1999, which the Company expects will be extended until the merger is completed. The Company was in compliance with all second quarter of 1999 financial covenant calculations. The Company does not have any borrowings outstanding under the Senior Credit Facility and does not anticipate the need to borrow under the Senior Credit Facility for the next twelve months. The Company expects the Senior Credit Facility to be replaced with a new revolving credit facility at the time of the Merger.

The Company's long-term liquidity needs consist of working capital and capital expenditure requirements, the funding of any future acquisitions and the repayment of outstanding indebtedness, presently the 6.0% Convertible Subordinated Notes in 2001 and 4.5% Convertible Subordinated Notes in 2003 or the indebtedness that will be incurred upon completion of the merger transaction. The Company intends to fund long-term liquidity needs from the cash generated from operations, available borrowings under its credit facility, future debt or equity financing. There can be no assurance that any future debt or equity financing will be available on terms favorable to the Company.

Concentra is aware of three lawsuits that have been filed by alleged stockholders of Concentra relating to the Merger. All three lawsuits were filed in the Chancery Court for New Castle County, Delaware. Each of the lawsuits names Concentra, its directors and Yankee as defendants. The plaintiff in each lawsuit seeks to represent a putative class of all public holders of Concentra common stock. The lawsuits allege, among other things, that the directors of Concentra breached their fiduciary duties to Concentra's stockholders by approving the merger with Yankee. On July 19, 1999, the Company reached an agreement in principle to settle all outstanding class action litigation filed in connection with the Merger. Under the terms of the settlement, Concentra agreed to make certain amendments to the proxy statement. In return, Concentra WCAS and their respective affiliates, officers, directors and other representatives will be released from all claims of the class. The settlement is conditioned upon the closing of the Merger, the execution of definitive settlement documents and court approval. Under the terms of the proposed settlement, the defendants agreed to pay certain court-awarded attorneys' fees and expenses.

                          CONCENTRA MANAGED CARE, INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Concentra has not entered into derivative financial instruments or derivative commodity instruments. The Company's marketable securities are held as available for sale in accordance with provisions of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". At June 30, 1999, the unrealized loss on marketable securities totaled $27,000.

                          CONCENTRA MANAGED CARE, INC.


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Forms 8-K

(a) Exhibits

         Exhibit 27 - Financial Data Schedule


(b) Reports on Form 8-K

         Form 8-K dated April 28, 1999 regarding the Company's press release announcing the Company's earnings for the three months ended March 31, 1999.

                          CONCENTRA MANAGED CARE, INC.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    CONCENTRA MANAGED CARE, INC.



Date:  August 6, 1999               By: /s/ Thomas E. Kiraly
                                    --------------------------------------------
                                    Thomas E. Kiraly
                                    Executive Vice President,
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial and Accounting
                                       Officer)

                          CONCENTRA MANAGED CARE, INC.


                                  EXHIBIT INDEX


                                                                         Page
                                                                         ----
27    Financial Data Schedule                                             20